Form 10-Q
period 1996-06-30
VRB BANCORP
filed 1996-08-13
CIK 944541

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C. 20549

                             FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE THREE MONTHS ENDED JUNE 30, 1996

                              0-25932
                      (Commission File Number)

                            VRB BANCORP
          (Exact name of registrant as specified in its charter)

        OREGON                                     93-0892559
(State of other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

110 PINE STREET, ROGUE RIVER, OREGON                  97537
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including
  area code                                      (541) 582-3216


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) to the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at June 30, 1996
     COMMON STOCK, NO PAR VALUE                   2,353,305


                              VRB BANCORP

                              Form 10-Q

                            June 30, 1996

                          Table of Contents

PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
            June 30, 1996 and December 31, 1995..........................1

            Consolidated Statements of Income
            For the Six Months Ended June 30, 1996 and 1995..............2

            Consolidated Statements of Income
            For the Three Months Ended June 30, 1996 and 1995............3

            Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 1996 and 1995..............4

            Consolidated Statements of Changes in Shareholders' Equity
            For the Period December 31, 1994 through June 30, 1996.......5

            Notes to Consolidated Financial Statements...................6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................7

PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings..........................................13

            Changes in Securities......................................13

            Defaults Upon Senior Securities............................13

            Submission of Matter to a Vote of Security Holders.........13

            Other Information..........................................13

            Exhibits and Reports on Form 8-K...........................13

SIGNATURES.............................................................14


                         PART 1 -  FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                  VRB Bancorp
                           Consolidated Balance Sheets
                                               June 30,        December 31,
                                                1996               1995
                                             (Unaudited)         (Audited)
ASSETS
   Cash and due from banks                  $   8,733,889     $  13,599,620
   Federal funds sold                           7,800,000         4,500,000
        Total cash and cash equivalents        16,533,889        18,099,620

   Investments
     U.S. Treasury and agencies                21,118,736        19,554,343
     States and political subdivision          20,141,054        15,843,744
     Corporate and other investments            1,593,447         1,682,712
   Federal Home Loan Bank stock                 1,075,900         1,036,200

   Loans, net of allowance for loan
     losses and unearned income                93,588,780        88,972,481
   Premises and equipment, net                  3,938,527         3,881,683
   Other real estate owned                              0                 0
   Accrued interest and other assets            2,249,773         2,414,668

TOTAL ASSETS                                 $ 160,240,106    $ 151,485,451

LIABILITIES
   Deposits
     Demand deposits                         $  39,051,007    $  38,098,267
     Interest bearing demand deposits           59,947,120       53,308,110
     Savings deposits                           16,224,266       17,507,901
     Time deposits                              25,414,543       23,830,269
        Total deposits                         140,636,936      132,744,547

   Accrued interest and other liabilities          947,154        1,271,159
        Total liabilities                      141,584,089      134,015,706

SHAREHOLDERS' EQUITY
   Preferred stock, voting, $5 par value;
     5,000,000 shares authorized and
     unissued
   Preferred stock, nonvoting, $5 par
     value; 5,000,000 shares authorized and
     unissued
   Common stock, no par value, 10,000,000
     shares authorized with 2,353,305 and
     2,333,019 issued and outstanding at
     June 30, 1996 and December 31, 1995,
     respectively                                9,168,970        9,085,013
   Unrealized gain (loss) on available
     for sale securities                          (436,076)          29,619
   Retained earnings                             9,922,123        8,355,113
        Total shareholders' equity              18,656,017       17,469,745

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 160,240,106     $151,485,451

                                VRB Bancorp
                     Consolidated Statements of Income

                                           For the Six Months Ended June 30,
                                                  1996               1995
                                               (Unaudited)       (Unaudited)
INTEREST INCOME
   Interest and fees on loans                $   4,874,173    $   4,921,436
   Interest on investment securities:
     U.S. Treasury and agencies                    569,075          524,671
     States and political subdivisions             464,238          299,959
     Corporate and other investments                91,338           74,462
   Federal funds sold                              298,534           16,349
        Total interest income                    6,297,357        5,836,877

INTEREST EXPENSE
   Interest bearing demand deposits                954,398          642,785
   Savings deposits                                191,641          250,128
   Time deposits                                   631,458          357,364
   Borrowed funds                                        0           68,658
        Total interest expense                   1,777,497        1,318,935

        Net interest income                      4,519,861        4,517,942

PROVISION FOR LOAN LOSSES                                0                0

       Net interest income after
         provision for loan losses               4,519,861        4,517,942

NONINTEREST INCOME
   Service charges on deposit accounts             489,020          523,181
   Other operating income                          208,826          179,868
   Securities transactions                               0            1,209
        Total noninterest income                   697,846          704,258

NONINTEREST EXPENSES
   Salaries and benefits                         1,801,654        1,868,771
   Net occupancy                                   319,313          289,850
   Communications                                  112,962           99,699
   Data processing                                  71,508           48,593
   FDIC insurance premium                            1,000          139,913
   Supplies                                         83,243           74,127
   Professional fees                                76,006           82,483
   Other real estate expense                             0                0
   Other expenses                                  413,007          445,451
        Total noninterest expenses               2,878,694        3,048,887

INCOME BEFORE INCOME TAXES                       2,339,013        2,173,313
PROVISION FOR INCOME TAXES                         772,000          737,500
NET INCOME                                   $   1,567,013    $   1,435,813
NET INCOME PER SHARE OF COMMON STOCK         $        0.67    $        0.62

                                 VRB Bancorp
                      Consolidated Statements of Income

                                         For the Three Months Ended June 30,
                                                  1996               1995
                                               (Unaudited)       (Unaudited)
INTEREST INCOME
   Interest and fees on loans                $   2,474,334    $   2,535,035
   Interest on investment securities:
     U.S. Treasury and agencies                    306,228          246,065
     States and political subdivisions             252,727          150,739
     Corporate and other investments                46,509           39,791
   Federal funds sold                              135,655               41
Total interest income                            3,213,453        2,971,671

INTEREST EXPENSE
   Interest bearing demand deposits                481,569          338,674
   Savings deposits                                 94,554          118,656
   Time deposits                                   318,088          193,883
   Borrowed funds                                        0           65,721
        Total interest expense                     894,211          716,934

        Net interest income                      2,319,242        2,254,737

PROVISION FOR LOAN LOSSES                                0                0

       Net interest income after
         provision for loan losses               2,319,242        2,254,737

NONINTEREST INCOME
   Service charges on deposit accounts             259,242          263,851
   Other operating income                          105,060           90,400
   Securities transactions                               0                0
        Total noninterest income                   364,602          354,251

NONINTEREST EXPENSES
   Salaries and benefits                           919,023          930,712
   Net occupancy                                   159,723          145,306
   Communications                                   57,370           49,417
   Data processing                                  34,262           22,431
   FDIC insurance premium                                0           69,956
   Supplies                                         41,018           37,945
   Professional fees                                39,774           40,006
   Other real estate expense                             0                0
   Other expenses                                  188,238          218,159
        Total noninterest expenses               1,439,408        1,513,932

INCOME BEFORE INCOME TAXES                       1,244,436        1,095,056
PROVISION FOR INCOME TAXES                         409,000          365,000
NET INCOME                                   $     835,436    $     730,056
NET INCOME PER SHARE OF COMMON STOCK         $        0.36    $        0.31

                                 VRB Bancorp
                     Consolidated Statement of Cash Flows

                                         For the Six Months Ended June 30,
                                                   1996             1995
                                               (Unaudited)       (Unaudited)
CASH FLOWS RELATING TO OPERATING ACTIVIES
   Net Income                                $   1,567,013    $   1,435,813
   Adjustments to reconcile net income to
        net cash provided by operating
        activities
     Depreciation and amortization                 226,806          268,130
     FHLB stock dividend                           (39,700)         (18,845)
   Change in cash due to changes in certain
        assets:
     Increase (decrease) in accrued interest
        and other assets                           109,746           40,263
     Increase (decrease) in accrued and
        other liabilities                          (324,005)       (178,397)

        Net cash provided by operating
           actives                              1,539,880        1,546,964

CASH FLOWS RELATING TO INVESTING ACTIVIES
   Proceeds from the sale of available-for-
     sale securities                                     0        1,994,375
   Proceeds from the maturity and principal
     payments of available-for-sale
     securities                                  3,060,167        5,455,326
   Proceeds from the maturity and principal
     payments of held-to-maturity securities       395,000           15,000
   Purchases of available-for-sale
     securities                                 (4,994,375)               0
   Purchases of held-to-maturity securities     (4,704,586)               0
   Purchases of FHLB stock                               0         (544,655)
   Net increase in loans                        (4,616,299)      (5,556,274)
   Purchase of premises and equipment             (221,844)        (112,156)

        Net cash provided by (used in)
           investing activities                (11,081,937)       1,251,616

CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Net increase (decrease) in deposits           7,892,389       (5,297,317)
   Cash received from exercise of common stock      83,957            2,764

        Net cash provided by (used in)
           financing activities                  7,976,346       (5,294,553)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                  (1,565,731)      (2,495,973)

CASH AND CASH EQUIVALENTS,
         beginning of period                    18,099,620       12,105,897

CASH AND CASH EQUIVALENTS, end of period     $  16,533,889    $   9,609,924

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Cash paid for interest                    $   1,804,610    $   1,231,432
   Cash paid for taxes                       $     568,386    $     632,914

SCHEDULE OF NONCASH ACTIVITIES
   Changes in unrealized gain (loss) on
     available-for-sale securities,
     net of tax                              $    (464,695)   $      15,781

                                 VRB Bancorp
          Consolidated Statements of Changes in Shareholders' Equity

                                                                   Net Unrealized
                                                                   Gain (Loss) on        Total
                          Common Stock                 Retained     Available-for-     Shareholders'
                             Shares       Amount       Earnings    sale Securities-       Equity
BALANCE, December 31,
 1994 (Audited)           2,235,686     $ 7,916,059   $ 7,146,252   $   (61,706)       $15,000,605

Stock options exercised
 (August 11, 1995)              143             581             0             0                581

Cash dividend
 ($ .25 per share, paid
  November 10, 1995)              0               0      (558,957)            0           (558,957)

4% stock dividend
 (89,190 shares issued,
  dated November 10,
  1995)                       89,190      1,137,173    (1,137,173)            0                  0

Payments for fractional
 shares related to
 stock dividend
 ($12.75 per share)                0              0        (3,100)            0             (3,100)

Stock options exercised
 (December 18, 1995)           8,000         31,200             0             0             31,200

Net income                         0              0     2,908,091             0          2,908,091

Changes in net unrealized
 gain on available-for-
 sale securities,
 net of taxes                      0              0             0       91,325              91,325

Balance, December 31,
 1995 (audited)            2,333,019      9,085,013     8,355,113       29,619          17,469,745

Stock options exercised
 (January 1 to June 30,
  1996)                       20,286         83,957             0            0              83,957

Net income                         0              0     1,567,013            0           1,567,013

Changes in net unrealized
 available-for-sale
 securities,
 net of taxes                      0              0             0     (464,698)           (464,698)

Balance, June 30, 1996
 (unaudited)               2,353,305    $ 9,168,970   $ 9,922,126  $  (435,079)        $18,656,017



                             VRB BANCORP AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments made to the unaudited interim financial statements were of a normal recurring nature. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for year-end December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation Annual Report on 10-K for the year ended December 31, 1995.

NOTE 2- ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition Disclosure, an amendment to SFAS 114" which will become effective for the Bank for the years ending December 31, 1994. These pronouncements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or the fair value of the collateral if the loan is collateral dependent. The implementation of these accounting pronouncements did not have a material effect on VRB Bancorp's unaudited consolidated financial position as of June 30, 1995, or net income for the six months then ended.

                         PART 1 - FINANCIAL INFORMATION
  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Assets:
Total assets of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank, increased when comparing June 30, 1996 balances to balances at December 31, 1995 and June 30, 1995. At the end of the second quarter of 1996, total assets amounted to $160,240,106, a $22,724,874 or 16.53%
increase when compared to the second quarter of 1995, and a $8,754,655 or 5.77% increase when compared to December 31, 1995 balances. The increase is a direct result of VRB's strategy of applying a balanced pricing approach to both deposit and loan products.

The table below provides abbreviated balance sheets at the end of the respective quarters indicating the changes that have occurred in the major portfolios of VRB Bancorp and subsidiary over the past year:
                                                       June 30,
                                                  1996           1995           $ Change        % Change
ASSETS
  Loans                                    $  93,588,780     $  93,997,759    $   (408,979)       (0.44%)
  Investments                                 42,853,237        26,703,044      16,150,193        60.48%
  Federal funds sold                           7,800,000           250,000       7,550,000      3020.00%
  Total assets                               160,240,106       137,515,232      22,724,874        16.53%

LIABILITIES AND EQUITY
  Noninterest bearing deposits             $  39,051,007        34,669,346       4,381,661        12.64%
  Interest bearing deposits                  101,585,929        85,505,652      16,080,277        18.81%

      Total Deposits                       $ 140,636,936      $ 120,174,998    $ 20,461,938        17.03%

Total Liabilities                          $ 141,584,089      $ 121,063,034    $ 20,521,055        16.95%

Total Capital                              $  18,656,017      $  16,452,198    $  2,203,819        13.40%



Loans:
Outstanding loan balances totaled $93,588,780 at June 30, 1996, representing a ($408,979) or (0.44%) decrease when compared to June 30, 1995, and $4,616,299 or a 5.18% increase when compared to 1995 year end balances of $88,972,481. When compared to outstanding loan totals at June 30, 1995 the bank has experienced a slight decline. The Bank recently introduced a "Home Equity Line of Credit". It is expected that this new product, along with the Bank's increased marketing effort will result in an increased market share during 1996.

The composition of the Bank's loan portfolio remains strong when compared to 1995 year end balances. The Bank's real estate construction and mortgage loan portfolio represents 74.78% a slight decrease from 1995 year end when this portion of the portfolio totaled 76.46%. Commercial loans increased from 10.61% of the portfolio at December 31, 1995 to 12.91% at June 30, 1996.

The quality of VRB's loan portfolio remains strong. For the six months ending June 30, 1996 and for the previous two fiscal years, management's analysis of the portfolio has indicated that no provision for loan losses was warranted. At June 30, 1996 the allowance of $1,390,549 for loan losses was considered sufficient to absorb possible losses on loans which may become uncollectible, based on an evaluation of the portfolio by management. Losses on loans charged to the reserve during the first six months of 1996 and 1995 amounted to $22,000 and $45,000, respectively. Recoveries during those same periods amounted to $6,000 and $38,000, respectively.

The following table presents the composition of the Bank's loan portfolio at the date indicated:

                                                      June 30, 1996               December 31, 1995
                                                  Amount       Percentage      Amount        Percentage
Commercial                                      $  12,079,414      12.91%    $   9,440,715       10.61%
Real estate construction                            9,361,684      10.00%        8,225,456        9.24%
Real estate mortgage                               60,625,984      64.78%       59,804,159       67.22%
Consumer and other                                 12,912,247      13.80%       12,909,235       14.51%

                                                   94,979,329     101.49%       90,379,565      101.58%
Allowance for loan losses                          (1,390,549)     (1.49%)      (1,407,084)      (1.58%)

Net loans                                       $  93,588,780     100.00%    $  88,972,481      100.00%


The following table presents information with respect to nonperforming assets:

                                                                        June 30, 1996     December 31, 1995
Loans on nonaccrual status                                              $      99,932       $       53,000
Loans past due greater than 90 days but not on nonaccrual status               16,013               48,000
Other real estate owned                                                             0                    0

      Total nonperforming loans                                         $     115,945       $      101,000

Percentage of nonperforming assets to total assets                              0.07%                0.07%



Investment Portfolio:
At June 30, 1996 the Bank's portfolio of investment securities totaled $42.9 million, representing a $16.2 million or 60.48% increase when compared to the balance of the portfolio of June 30, 1995 ($26.7 million) and a $5.7 million or 15.36% increase when compared to a December 31, 1995 securities portfolio of $37.1 million. Investments in Federal Funds sold (an overnight investment), were $7.8 million, $250,000 at June 30, 1996, and June 30, 1995, respectively. The balance of Federal Funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

The following table provides the book value of the Bank's portfolio of investment securities as of June 30, 1995 and December 31, 1995:

                                                                   June 30, 1996        December 31, 1995
Investments available-for-sale
  U.S. Treasury and agencies                                       $  21,118,736         $  19,554,343
  States and political subdivisions                                            0                     0
  Corporate and other investments                                      1,593,447             1,682,712

                                                                   $  22,712,183         $  21,237,055

Investments held-to-maturity
  U.S. Treasury and agencies                                       $           0         $           0
  States and political subdivisions                                   20,141,054            15,843,744
  Corporate and other investments                                              0                     0

                                                                   $  20,141,054         $  15,843,744


Deposits:
From June 30, 1995 to June 30, 1996 deposits have increase $20.5 million or 17.03%. When compared to December 31, 1995 deposits have posted increases of $7.9 million (5.9%). The increase experienced in deposits when compared to June 1995 was a result of management's decision to become more competitive in pricing deposits, increased marketing, and increased emphasis on implementing a sales culture. The growth in deposit accounts has primarily been in Money Market Checking accounts and Time Certificates of Deposits with maturities of less than one year. Non-interest bearing checking accounts have increased 12.64% compared to June 1995 and continue to be a reliable and substantial portion of our deposit base. These deposits comprise 27.07% of total deposits.

Shareholders' Equity:
Shareholder equity increases $1,186,272 during the first six months of 1996. Shareholder equity at June 30, 1996 amounted to $18,656,017 compared to $17,469.745 at December 31, 1995. The increase in equity is directly attributable to earnings generated ($1,567,013) and the exercise of stock options (20,286 shares for a combined total of $83,957). These additions to equity were partially offset by a change in the value of the "available for sale" portion of our investment portfolio. The "unrealized gain/loss" on this portion of the portfolio is reflected in shareholder equity. The value of this section of the investment portfolio declined $464,698 when comparing December 31, 1995 to June 30, 1996.

Valley of the Rogue Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At June 30, 1996, the Bank was required to have Tier 1 and Total Capital ratios at 4.0% and 8.0%, respectively. VRB's actual ratios at that date were 16.78% and 18.03%, respectively.

RESULTS OF OPERATIONS

Earnings:
For the six months ending June 30, 1996, VRB achieved net earnings of $1,567,013, representing a 17.45% annualized return on average shareholder equity and a 2.00% annualized return on average outstanding assets. These returns compare to a 18.30% return on average equity and 2.06% return on average assets for the same period in 1995. For the year ended December 31, 1995, VRB Bancorp achieved a 2.02% return on average assets and a 17.75% return on average equity.

Interest Income and Expenses:
The following table shows the amount of the increase (decrease) in VRB Bancorp's consolidated interest income and expense and attributes such amounts to changes in volume as well as changes in rates. Rate/volume variances have been allocated proportionally between rate and volume changes:


                                                                 For the Six Months Ended June 30, 1996
                                                               Increase (Decrease) Due To
                                                            Volume              Rate             Net Change
Interest-earning assets
  Loans                                                     $    (8,252)      $         0       $     (8,252)
  Investment securities
    Taxable securities                                           22,638            38,642             61,280
    Nontaxable securities**                                     227,741            21,167            248,908
  Federal funds sold                                            282,990                 0            282,990

          Total                                                 525,117            59,809            584,926

Interest-bearing liabilities
  Interest bearing checking and savings accounts                120,321           132,805            253,126
  Time deposits                                                 192,700            81,394            274,094
  Borrowed funds                                                      0                 0                  0


          Total                                                 313,021           214,199            527,220

Net increase (decrease) in net interest income              $   212,096       $  (154,390)      $     57,706

<F1>
**Tax-exempt income has been adjusted to a tax equivalent basis at 34%.



Interest income increased $545,110 or 9.09% over the first six months of 1996 compared to 1995. Total interest income for the six month periods ending June 30, 1996 and 1995, was $6,297,358 and $5,836,877, respectively.

Interest Margin:
The Bank's net interest margin after adjusting tax exempt income to reflect a tax equivalent basis, increased $86,548 or 1.85% when comparing the first six months of 1996 with 1995. The margin expressed as a percentage was 6.53 and 7.33 for the periods ending June 30, 1996, and 1995, respectively.

Total earning assets averaged $143.7 million and $126.4 million for the periods ending June 30, 1996 and 1995, respectively. The average yield on earning assets, when adjusted to reflect the tax benefits on certain types of investments, decreased slightly to 9.10% in 1996, compared to 9.48% in 1995.

Interest bearing liabilities averaged $100.6 million and $87.3 million during the first six months of 1996 and 1995, respectively. The average cost of these liabilities increased from 3.02% in 1995 to 3.53% in 1996. The average cost of total interest bearing liabilities and non-interest bearing deposits climbed from 2.15% during 1995 to 2.57% during 1996.

The following table presents average balances and interest income or interest expense with the resulting average yield or rates by category of average earning asset or interest bearing liability:
                                                       For the six months ended               For the six months ended
                                                             June 30, 1996                           June 30, 1995
                                                    Average        Inc/Exp       Rate       Average        Inc/Exp      Rate
Interest-earning assets
  Loans*                                        $ 92,154,380     $  4,874,173    10.58%    $ 93,310,396  $   4,921,436  10.66%
  Investment securities
    Taxable securities                            21,641,535          660,413     6.10%      20,899,689        599,133   5.73%
    Nontaxable securities**                       18,565,267          703,391     7.58%      12,554,294        454,483   7.24%
  Federal funds sold                              11,364,386          298,534     5.25%         591,713         16,349   5.53%

   Total interest earning assets                 143,725,468        6,536,511     9.10%     126,356,092      5,991,401   9.48%

  Cash and due from banks                          9,033,050                                  7,847,844
  Fixed assets                                     3,892,739                                  3,903,158
  Loan loss allowance                             (1,399,896)                                (1,418,134)
  Other assets                                     2,388,258                                  2,488,317

   Total Assets                                 $157,639,619                               $139,177,277

Interest-bearing liabilities
  Interest-bearing checking
       and savings accounts                     $ 75,654,947    $  1,146,039      3.03%    $ 67,712,058   $    892,913   2.64%
  Time deposits                                   24,953,446         631,458      5.06%      17,345,437        357,364   4.12%
  Borrowed funds                                           0               0      0.00%       2,199,448         68,658   6.24%

   Total interest-bearing liabilities            100,618,393       1,777,497      3.53%      87,246,943      1,318,935   3.02%

Noninterest bearing deposits                      37,755,087               0      0.00%      35,210,917              0   0.00%

   Total deposits and borrowed funds             138,373,480       1,777,497      2.57%     122,467,860      1,318,935   2.15%

Other liabilities                                  1,091,013                                  1,018,343

   Total Liabilities                             139,464,493                                123,486,203

Shareholders' equity                              18,175,126                                 15,691,074

   Total liabilities and shareholders' equity   $157,639,619                               $139,177,277

Net interest income                             $  4,759,014                               $  4,672,466

Net interest margin                                                               6.53%                                  7.33%

<F1>
*Nonaccrual loans are included in the average balance,
<F2>
**Tax-exempt income has been adjusted to a tax equivalent basis at 34%.



Non-Interest Income:
Non-interest income declined $6,412 or .9% when comparing the first six months of 1996 and 1995. The decline was a result of reduced income from service charges on deposit accounts, which was partially offset by increased fee income generated from our real estate loan department. Service charge income from deposit accounts declined from $523,181 for the first six months of 1995 to $489,020 for the same period in 1996. The decline was a result of the restructuring of deposit products, specifically the introduction of and conversion of existing deposit accounts to a service charge free deposit account geared towards senior citizens.

Non-Interest Expense:
Non-interest expenses declined $170,193 or 5.58% when comparing the first six months of 1996 to the same period in 1995. Non-interest expense totaled $2,878,694 for the first six months of 1996 compared to #3,048,887 for the
same period in 1995.   The decline in expenses was a direct result of
reduced FDIC insurance costs and a decline in employee staffing costs.

Income Taxes:
The provision for income taxes amounted to $772,000 and $737,500 for the periods ending June 30, 1996 and 1995, respectively. The provision resulted in effective combined federal and state tax rates of 32.95% and 33.87% for 1996 and 1995 respectively. The slight reduction in effective tax rates when comparing the two periods is a result of Bancorp's increased investment in tax exempt municipal securities.

LIQUIDITY MANAGEMENT
Management has always placed a high priority on maintaining a high liquidity ratio through a moderate loan to deposit ratio and a conservative investment portfolio. At June 30, 1996 the Bank's loan to deposit ration was 66.55%. Approximately $18.3 million or 41% of the Bank's investment securities matures within twelve months. Additionally, there was at June 30, 1996 $7.8 million invested in Federal Funds sold, an overnight investment, to meet potential liquidity needs.

ASSET-LIABILITY MANAGEMENT
The principal purpose of asset-liability management is to manage the Bank's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. On a monthly basis, the Bank calculates the "GAP", the difference between repricing assets and repricing liabilities in specific time periods. This analysis provides an indication of the Bank's earnings risks due to further interest rate changes. As of June 30, 1996, management's analysis indicated that the Bank's earnings risk was within acceptable guidelines.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.  Changes in Securities:  None

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K:  None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VRB BANCORP
                                       (Registrant)


    Date: August 1, 1996               William A. Haden
                                       (Signature)
                                       William A. Haden
                                       President


    Date: August 1, 1996               Tom Anderson
                                       (Signature)
                                       Tom Anderson
                                       Executive Vice President
                                       Chief Operating Officer and Secretary