Form 10-Q
period 1996-09-30
VRB BANCORP
filed 1996-11-13
CIK 944541

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C. 20549

                             FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

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

                          Yes  X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at September 30, 1996
     COMMON STOCK, NO PAR VALUE                   2,360,101


                              VRB BANCORP

                              Form 10-Q

                           September 30, 1996

                          Table of Contents

PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets at
            September 30, 1996 and December 31, 1995.....................1

            Consolidated Statements of Income
            For the Nine Months Ended September 30, 1996 and 1995........2

            Consolidated Statements of Income
            For the Three Months Ended September 30, 1996 and 1995.......3

            Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 1996 and 1995........4

            Consolidated Statements of Changes in Shareholders' Equity
            For the Period December 31, 1994 through September 30, 1996..5

            Notes to Consolidated Financial Statements...................6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................8

PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................15

            Changes in Securities.......................................15

            Defaults Upon Senior Securities.............................15

            Submission of Matter to a Vote of Security Holders..........15

            Other Information...........................................15

            Exhibits and Reports on Form 8-K............................15

SIGNATURES..............................................................16


                         PART 1 -  FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                                  VRB Bancorp
                           Consolidated Balance Sheets
                                            September 30,      December 31,
                                                1996               1995
                                             (Unaudited)         (Audited)
ASSETS
   Cash and due from banks                  $   9,853,620     $  13,599,620
   Federal funds sold                           8,000,000         4,500,000
        Total cash and cash equivalents        17,853,620        18,099,620

   Investments
     U.S. Treasury and agencies                23,725,313        19,554,343
     States and political subdivision          19,590,196        15,843,744
     Corporate and other investments            1,562,297         1,682,712
   Federal Home Loan Bank stock                 1,097,500         1,036,200

   Loans, net of allowance for loan
     losses and unearned income                96,525,463        88,972,481
   Premises and equipment, net                  4,008,687         3,881,683
   Other real estate owned                              0                 0
   Accrued interest and other assets            2,586,086         2,414,668

TOTAL ASSETS                                $ 166,949,161     $ 151,485,451

LIABILITIES
   Deposits
     Demand deposits                         $  41,150,857    $  38,098,267
     Interest bearing demand deposits           64,487,903       53,308,110
     Savings deposits                           15,627,981       17,507,901
     Time deposits                              24,889,697       23,830,269
        Total deposits                         146,156,437      132,744,547

   Accrued interest and other liabilities        1,068,971        1,271,159
        Total liabilities                      147,225,408      134,015,706

SHAREHOLDERS' EQUITY
   Preferred stock, voting, $5 par value;
     5,000,000 shares authorized and
     unissued
   Preferred stock, nonvoting, $5 par
     value; 5,000,000 shares authorized and
     unissued
   Common stock, no par value, 10,000,000
     shares authorized with 2,360,101 and
     2,333,019 issued and outstanding at
     September 30, 1996 and
     December 31, 1995, respectively             9,238,479        9,085,013
   Unrealized gain (loss) on available
     for sale securities                          (315,587)          29,619
   Retained earnings                            10,800,860        8,355,113
        Total shareholders' equity              19,723,753       17,469,745

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 166,949,161     $151,485,451

                                VRB Bancorp
                     Consolidated Statements of Income

                                       For the Nine Months Ended September 30,
                                                  1996               1995
                                               (Unaudited)       (Unaudited)
INTEREST INCOME
   Interest and fees on loans                $   7,481,408    $   7,433,235
   Interest on investment securities:
     U.S. Treasury and agencies                    884,350          693,833
     States and political subdivisions             717,931          451,024
     Corporate and other investments               135,944          117,696
   Federal funds sold                              464,259          166,177
        Total interest income                    9,683,892        8,861,965

INTEREST EXPENSE
   Interest bearing demand deposits              1,463,141        1,056,659
   Savings deposits                                285,396          360,103
   Time deposits                                   934,149          632,026
   Borrowed funds                                        0           68,658
        Total interest expense                   2,682,687        2,117,446

        Net interest income                      7,001,205        6,744,519

PROVISION FOR LOAN LOSSES                                0                0

       Net interest income after
         provision for loan losses               7,001,205        6,744,519

NONINTEREST INCOME
   Service charges on deposit accounts             736,847          763,528
   Other operating income                          303,458          282,032
   Securities transactions                               0            1,209
        Total noninterest income                 1,040,305        1,046,769

NONINTEREST EXPENSES
   Salaries and benefits                         2,727,833        2,789,017
   Net occupancy                                   474,711          442,956
   Communications                                  168,573          153,385
   Data processing                                 105,536           72,994
   FDIC insurance premium                            1,500          131,234
   Supplies                                        124,896          114,894
   Professional fees                               108,523          138,741
   Other real estate expense                             0                0
   Other expenses                                  664,189          663,853
        Total noninterest expenses               4,375,760        4,507,074

INCOME BEFORE INCOME TAXES                       3,665,750        3,284,214
PROVISION FOR INCOME TAXES                       1,220,000        1,125,000
NET INCOME                                   $   2,445,750    $   2,159,214
NET INCOME PER SHARE OF COMMON STOCK         $        1.04    $        0.93

                                 VRB Bancorp
                      Consolidated Statements of Income

                                      For the Three Months Ended September 30,
                                                  1996               1995
                                               (Unaudited)       (Unaudited)
INTEREST INCOME
   Interest and fees on loans                $   2,607,236    $   2,511,799
   Interest on investment securities:
     U.S. Treasury and agencies                    315,275          169,162
     States and political subdivisions             253,693          151,065
     Corporate and other investments                44,607           43,234
   Federal funds sold                              165,725          149,828
Total interest income                            3,386,535        3,025,088

INTEREST EXPENSE
   Interest bearing demand deposits                508,743          413,874
   Savings deposits                                 93,756          109,975
   Time deposits                                   302,691          274,662
   Borrowed funds                                        0                0
        Total interest expense                     905,190          798,511

        Net interest income                      2,481,345        2,226,577

PROVISION FOR LOAN LOSSES                                0                0

       Net interest income after
         provision for loan losses               2,481,345        2,226,577

NONINTEREST INCOME
   Service charges on deposit accounts             247,827          240,347
   Other operating income                           94,632          102,164
   Securities transactions                               0                0
        Total noninterest income                   342,459          342,511

NONINTEREST EXPENSES
   Salaries and benefits                           926,179          920,246
   Net occupancy                                   155,398          153,106
   Communications                                   55,610           53,686
   Data processing                                  34,027           24,401
   FDIC insurance premium                              500           (8,679)
   Supplies                                         41,653           40,767
   Professional fees                                32,517           56,258
   Other real estate expense                             0                0
   Other expenses                                  251,182          218,402
        Total noninterest expenses               1,497,066        1,458,187

INCOME BEFORE INCOME TAXES                       1,326,737        1,110,901
PROVISION FOR INCOME TAXES                         448,000          387,500
NET INCOME                                   $     878,737    $     723,401
NET INCOME PER SHARE OF COMMON STOCK         $        0.37    $        0.31

                                 VRB Bancorp
                     Consolidated Statement of Cash Flows

                                       For the Nine Months Ended September 30,
                                                   1996             1995
                                               (Unaudited)       (Unaudited)
CASH FLOWS RELATING TO OPERATING ACTIVIES
   Net Income                                $   2,445,750    $   2,159,214
   Adjustments to reconcile net income to
        net cash provided by operating
        activities
     Depreciation and amortization                 345,935          355,519
     FHLB stock dividend                           (63,264)         (36,531)
   Change in cash due to changes in certain
        assets:
     Increase (decrease) in accrued interest
        and other assets                          (254,142)          85,694
     Increase (decrease) in accrued interest
        and other liabilities                     (202,188)          41,055

        Net cash provided by operating
           activities                            2,272,091        2,604,951

CASH FLOWS RELATING TO INVESTING ACTIVIES
   Proceeds from the sale of available-for-
     sale securities                                     0        1,994,375
   Proceeds from the maturity and principal
     payments of available-for-sale
     securities                                  5,597,287        7,478,960
   Proceeds from the maturity and principal
     payments of held-to-maturity securities       940,000           62,000
   Purchases of available-for-sale
     securities                                 (9,990,625)               0
   Purchases of held-to-maturity securities     (4,704,586)               0
   Purchases of FHLB stock                           1,963         (544,569)
   Net increase in loans                        (7,552,982)      (1,933,173)
   Purchase of premises and equipment             (374,504)        (230,262)

        Net cash provided by (used in)
           investing activities                (16,083,447)       6,827,331

CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Net increase (decrease) in deposits          13,411,890        4,873,965
   Cash received from exercise of common
     stock options                                 153,466            3,344

        Net cash provided by (used in)
           financing activities                 13,565,356        4,877,309

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                    (246,000)      14,309,591

CASH AND CASH EQUIVALENTS,
         beginning of period                    18,099,620       12,105,897

CASH AND CASH EQUIVALENTS, end of period     $  17,853,620    $  26,415,488

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

   Cash paid for interest                    $   2,714,469    $   2,001,495
   Cash paid for taxes                       $   1,029,018    $   1,011,455

SCHEDULE OF NONCASH ACTIVITIES
   Changes in unrealized gain (loss) on
     available-for-sale securities,
     net of tax                              $    (345,206)   $      20,906

                                 VRB Bancorp
          Consolidated Statements of Changes in Shareholders' Equity

                                                                    Net Unrealized
                                                                    Gain (Loss) on        Total
                          Common Stock                 Retained     Available-for-     Shareholders'
                             Shares       Amount       Earnings    sale Securities-       Equity
BALANCE, December 31,
 1994 (Audited)           2,235,686     $ 7,916,059   $ 7,146,252   $   (61,706)       $15,000,605

Stock options exercised
 (August 11, 1995)              143             581             0             0                581

Cash dividend
 ($ .25 per share, paid
  November 10, 1995)              0               0      (558,957)            0           (558,957)

4% stock dividend
 (89,190 shares issued,
  dated November 10,
  1995)                       89,190      1,137,173    (1,137,173)            0                  0

Payments for fractional
 shares related to
 stock dividend
 ($12.75 per share)                0              0        (3,100)            0             (3,100)

Stock options exercised
 (December 18, 1995)           8,000         31,200             0             0             31,200

Net income                         0              0     2,908,091             0          2,908,091

Changes in net unrealized
 gain on available-for-
 sale securities,
 net of taxes                      0              0             0       91,325              91,325

Balance, December 31,
 1995 (audited)            2,333,019      9,085,013     8,355,113       29,619          17,469,745

Stock options exercised
 (January 1 to
  September 30, 1996)         27,082        153,466             0            0             153,466

Net income                         0              0     2,445,750            0           2,445,750

Changes in net unrealized
 (loss) on
 available-for-sale
 securities,
 net of taxes                      0              0             0     (345,206)           (345,206)

Balance, September 30, 1996
 (unaudited)               2,360,101    $ 9,238,479   $10,800,863  $  (315,587)        $19,723,753



                             VRB BANCORP AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments made to the unaudited interim financial statements were of a normal recurring nature.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for year-end December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation Annual Report on 10-K for the year ended December 31, 1995.

NOTE 2- ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement No. 119
(SFAS 119) "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" which will become effective for the Bank in 1996.

SFAS 119 requires disclosures about amounts, nature, and terms of derivative financial instruments that do not result in off-balance-sheet risk of accounting loss. It requires a distinction be made between financial instruments held or issued for trading purposes and those held or issued for purposes other than trading. It also amends other accounting pronouncements by requiring modifications to disclosures regarding instruments with off-balance-sheet risk of accounting loss and the disclosure regarding fair values of financial instruments.

SFAS 121 establishes accounting standards for the impairment of long-lived assets, including certain identifiable intangibles. This statement requires that long-lived assets and identified intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of future cash flows from use of the assets is less than the carrying amount of the assets, an impairment loss is recognized. Otherwise, an impairment loss is not recognized.

SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a fair value based method for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value base method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to account for employee stock based compensation using this method must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value method of accounting has been applied.

The implementation of those accounting pronouncements is not expected to have a material effect on VRB Bancorp's unaudited consolidated financial position as of September 30, 1996, or net income for the nine months then ended.



                         PART 1 - FINANCIAL INFORMATION
  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Assets:
Total assets of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank, increased when comparing September 30, 1996 balances to balances at December 31, 1995 and September 30, 1995. At the end of the third quarter of 1996, total assets amounted to $166,949,161, an $18,314,088 or 12.32%
increase when compared to the third quarter of 1995, and a $15,463,710 or 10.20% increase when compared to December 31, 1995 balances of $151,485,451.

The table below provides abbreviated balance sheets at the end of the respective quarters indicating the changes that have occurred in the major portfolios of VRB Bancorp and subsidiary over the past year:
                                                     September 30,
                                                  1996           1995           $ Change        % Change
ASSETS
  Loans                                    $  96,525,463     $  90,374,658    $  6,150,805         6.81%
  Investments                                 44,877,806        24,637,536      20,240,270        82.15%
  Federal funds sold                           8,000,000        17,500,000      (9,500,000)      (54.29%)
  Total assets                               166,949,161       148,635,073      18,314,088        12.32%

LIABILITIES AND EQUITY
  Noninterest bearing deposits             $  41,150,857        35,774,892       5,375,965        15.03%
  Interest bearing deposits                  105,005,580        94,571,389      10,434,191        11.03%

      Total Deposits                       $ 146,156,437      $ 130,346,281    $ 15,810,156        12.13%

Total Liabilities                          $ 147,225,408      $ 131,453,767    $ 15,771,641        12.00%

Total Capital                              $  19,723,753      $  17,181,306    $  2,542,447        14.80%



Loans:
Outstanding loan balances totaled $96,525,463 at September 30, 1996, representing a $6,150,805 or 6.81% increase when compared to September 30, 1995, and a $7,552,982 or a 8.49% increase when compared to 1995 year end balances of $88,972,481. The Bank recently introduced a "Home Equity Line of Credit" and is in the process of introducing an accounts receivable financing product. It is expected that these new products, along with the Bank's increased marketing efforts will have a positive influence on the Bank's ability to increase market share during the next several quarters.

The composition of the Bank's loan portfolio remains strong when compared to 1995 year end balances. The Bank's real estate construction and mortgage loan portfolio represents 75.89%, a slight decrease from 1995 year end when this portion of the portfolio totaled 76.46%. Commercial loans increased from 10.61% of the portfolio at December 31, 1995 to 12.91% at June 30, 1996, and 12.57% at September 30, 1996.

The quality of VRB's loan portfolio remains strong. For the nine months ending September 30, 1996 and for the previous two fiscal years, management's analysis of the portfolio has indicated that no provision for loan losses was warranted. At September 30, 1996 the allowance of $1,392,808 for loan losses was considered sufficient to absorb possible losses on loans which may become uncollectable, based on an evaluation of the portfolio by management. Loans considered losses charged to the reserve during the first nine months of 1996 and 1995 amounted to $25,000 and $17,000, respectively. Recoveries during those same periods amounted to $11,000 and $35,000, respectively.

The following table presents the composition of the Bank's loan portfolio at the date indicated:

                                                    September 30, 1996             December 31, 1995
                                                  Amount       Percentage      Amount        Percentage
Commercial                                      $  12,135,899      12.57%    $   9,440,715       10.61%
Real estate construction                            9,822,470      10.18%        8,225,456        9.24%
Real estate mortgage                               63,425,326      65.71%       59,804,159       67.22%
Consumer and other                                 12,534,575      12,99%       12,909,235       14.51%

                                                   97,918,270     101.44%       90,379,565      101.58%
Allowance for loan losses                          (1,392,808)     (1.44%)      (1,407,084)      (1.58%)

Net loans                                       $  96,525,462     100.00%    $  88,972,481      100.00%


The following table presents information with respect to nonperforming assets:

                                                                   September 30, 1996    December 31, 1995
Loans on nonaccrual status                                              $      14,218       $       53,000
Loans past due greater than 90 days but not on nonaccrual status                    0               48,000
Other real estate owned                                                             0                    0

      Total nonperforming assets                                        $      14,218       $      101,000

Percentage of nonperforming assets to total assets                              0.01%                0.07%



Investment Portfolio:
At September 30, 1996 the Bank's portfolio of investment securities totaled $44,877,806, representing an increase of $20,240,270 or 82.15% when compared to the balance of the portfolio of September 30, 1995 and a $10,934,442 or 32.21% increase when compared to a December 31, 1995 securities portfolio of $33,943,364. Investments in Federal Funds sold (an overnight investment), were $8,000,000, at September 30, 1996, compared to $17,500,000 at
September 30, 1995. The balance of Federal Funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

The following table provides the book value of the Bank's portfolio of investment securities as of September 30, 1996 and December 31, 1995:

                                                           September 30, 1996        December 31, 1995
Investments available-for-sale
  U.S. Treasury and agencies                                       $  23,725,313         $  19,554,343
  States and political subdivisions                                            0                     0
  Corporate and other investments                                      1,562,297             1,682,712

                                                                   $  25,287,610         $  21,237,055

Investments held-to-maturity
  U.S. Treasury and agencies                                       $           0         $           0
  States and political subdivisions                                   19,590,196            15,843,744
  Corporate and other investments                                              0                     0

                                                                   $  19,590,196         $  15,843,744


Deposits:
From September 30, 1995 to September 30, 1996 deposits have increased $15,810,156 or 12.13%. When compared to December 31, 1995 deposits have increased $13,411,890 or 10.10%. The increase experienced in deposits when compared to both December 31, 1995 and September 1995 is a result of management's decision to become more competitive in pricing deposits, increased marketing, and increased emphasis on implementing a sales culture. The growth in deposit accounts has primarily been in Money Market Checking accounts and Time Certificates of Deposits with maturities of less than one year. Non-interest bearing checking accounts have increased 15.03% when compared to September 1995 and continue to be a reliable and substantial portion of our deposit base. These deposits comprised 28.15% of total deposits at September 30, 1996.

Shareholders' Equity:
Shareholder equity increased $2,254,008 during the first nine months of 1996. Shareholder equity at September 30, 1996 amounted to $19,723,753 compared to $17,469,745 at December 31, 1995. The increase in equity is directly attributable to earnings generated ($2,445,750) and the exercise of stock options (27,082 shares for a combined total of $153,466). These additions to equity were partially offset by a change in the value of the "available for sale" portion of our investment portfolio. The "unrealized gain/loss" on this portion of the portfolio is reflected in shareholder equity. The value of this section of the investment portfolio declined $436,441 when comparing December 31, 1995 to September 30, 1996.

Valley of the Rogue Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At September 30, 1996, the Bank was required to have Tier 1 and Total Capital ratios at 4.0% and 8.0%, respectively. VRB's actual ratios at that date were 15.96% and 17.18%, respectively.

RESULTS OF OPERATIONS

Earnings:
For the nine months ending September 30, 1996, VRB achieved net earnings of $2,445,750, representing a 17.37% annualized return on average shareholder equity and a 2.03% annualized return on average outstanding assets. These returns compare to a 18.01% return on average equity and 2.05% return on average assets for the same period in 1995. For the year ended December 31, 1995, VRB Bancorp achieved a 2.02% return on average assets and a 17.75% return on average equity.

Interest Income and Expenses:
The following table shows the amount of the increase (decrease) in VRB Bancorp's consolidated interest income and expense and attributes such amounts to changes in volume as well as changes in rates. Rate/volume variances have been allocated proportionally between rate and volume changes:


                                                              For the Nine Months Ended September 30, 1996
                                                               Increase (Decrease) Due To
                                                            Volume              Rate             Net Change
Interest-earning assets
  Loans                                                     $    62,111       $   (13,938)      $     48,173
  Investment securities
    Taxable securities                                           99,950          (193,548)           (93,598)
    Nontaxable securities**                                     527,724           334,806            862,530
  Federal funds sold                                            311,203           (13,121)           298,082

          Total                                               1,000,987           114,200          1,115,187

Interest-bearing liabilities
  Interest bearing checking and savings accounts                176,225           155,550            331,775
  Time deposits                                                 264,411            37,713            302,124
  Borrowed funds                                                      0           (68,658)           (68,658)


          Total                                                 440,636           124,605            565,241

Net increase (decrease) in net interest income              $   560,351       $   (10,405)      $    549,946

<F1>
**Tax-exempt income has been adjusted to a tax equivalent basis at 34%.



Interest income for the first nine months of 1996 amounted to $9,683,892, an increase of $821,927 or 9.27% when compared to the $8,861,965 in interest generated during the first nine months of 1995. Interest expense increased $565,241 or 26.69% when comparing the $2,117,446 incurred for the first nine months of 1995 to 1996's comparable period of $2,682,687.

Interest Margin:
The Bank's net interest margin after adjusting tax exempt income to reflect a tax equivalent basis, increased $549,946 or 7.88% when comparing the first nine months of 1996 with 1995. The margin expressed as a percentage declined from 7.19% to 6.76% when comparing the periods ending September 30, 1995, and 1996, respectively.

Total earning assets averaged $146,408,044 and $128,185,228 for the nine month periods ending September 30, 1996 and 1995, respectively. The average yield on earning assets, when adjusted to reflect the tax benefits on certain types of investments, decreased slightly to 9.30% in 1996, compared to 9.46% in 1995.

Interest bearing liabilities averaged $101,867,602 and $88,516,402 during the first nine months of 1996 and 1995, respectively. The average cost of these liabilities increased from 3.19% in 1995 to 3.51% in 1996. The average cost of total interest bearing liabilities and non-interest bearing deposits climbed from 2.27% during 1995 to 2.54% during 1996.

The following table presents average balances and interest income or interest expense with the resulting average yield or rates by category of average earning asset or interest bearing liability:
                                                      For the nine months ended                 For the nine months ended
                                                          September 30, 1996                        September 30, 1995
                                                    Average        Inc/Exp       Rate       Average        Inc/Exp      Rate
Interest-earning assets
  Loans*                                        $ 93,624,538     $  7,481,408    10.65%    $ 92,847,265  $   7,433,235  10.67%
  Investment securities
    Taxable securities                            21,984,156          717,931     4.35%      18,923,540        811,529   5.72%
    Nontaxable securities**                       19,031,826        1,545,900    10.83%      12,534,936        683,370   7.27%
  Federal funds sold                              11,767,524          464,259     5.26%       3,879,487        166,177   5.71%

   Total interest earning assets                 146,408,044       10,209,498     9.30%     128,185,228      9,094,311   9.46%

  Cash and due from banks                          8,998,029                                  8,499,836
  Fixed assets                                     3,921,797                                  3,903,957
  Loan loss allowance                             (1,397,194)                                (1,422,320)
  Other assets                                     2,390,012                                  2,341,702

   Total Assets                                 $160,320,688                               $141,508,403

Interest-bearing liabilities
  Interest-bearing checking
       and savings accounts                     $ 76,943,525    $  1,748,537      3.03%    $ 69,188,851   $  1,416,762   2.73%
  Time deposits                                   24,924,077         934,150      5.00%      17,869,309        632,026   4.72%
  Borrowed funds                                           0               0      0.00%       1,458,242         68,658   6.28%

   Total interest-bearing liabilities            100,867,602       2,682,687      3.51%      88,516,402      2,117,446   3.19%

Noninterest bearing deposits                      38,814,828               0      0.00%      35,873,132              0   0.00%

   Total deposits and borrowed funds             140,682,430       2,682,687      2.54%     124,389,534      2,117,446   2.27%

Other liabilities                                  1,116,151                                  1,046,469

   Total Liabilities                             141,798,581                                125,436,003

Shareholders' equity                              18,522,107                                 16,072,400

   Total liabilities and shareholders' equity   $160,320,688                               $141,508,403

Net interest income                                             $   7,526,811                              $  6,976,865

Net interest margin                                                               6.76%                                  7.19%

<F1>
*Nonaccrual loans are included in the average balance.
<F2>
**Tax-exempt income has been adjusted to a tax equivalent basis at 34%.



Non-Interest Income:
Non-interest income declined $6,464 or .6% when comparing the first nine months of 1996 and 1995. The decline was a result of reduced income from service charges on deposit accounts, which was partially offset by increased fee income generated from our real estate loan department. Service charge income from deposit accounts declined from $763,528 for the first nine months of 1995 to $736,847 for the same period in 1996. The decline was a result of the restructuring of deposit products, specifically the introduction of and conversion of existing deposit accounts to a service charge free deposit account geared towards attracting deposit relationships with senior citizens.

Non-Interest Expense:
Non-interest expenses declined $131,314 or 2.91% when comparing the first nine months of 1996 to the same period in 1995. Non-interest expense totaled $4,375,760 for the first nine months of 1996 compared to $4,507,074 for the
same period in 1995.   The decline in expenses was a direct result of
reduced FDIC insurance costs and a decline in employee staffing costs.

Income Taxes:
The provision for income taxes amounted to $1,220,000 and $1,125,000 for the periods ending September 30, 1996 and 1995, respectively. The provision resulted in effective combined federal and state tax rates of 33.28% and 34.25% for 1996 and 1995 respectively. The slight reduction in effective tax rates when comparing the two periods is a result of Bancorp's increased investment in tax exempt municipal securities.

LIQUIDITY MANAGEMENT
Management has always placed a high priority on maintaining a high liquidity ratio through a moderate loan to deposit ratio and a conservative investment portfolio. At September 30, 1996 the Bank's loan to deposit ratio was 66.04%. Approximately $15,313,481 or 33.30% of the Bank's investment securities mature within twelve months. Additionally, there was at September 30, 1996 $8,000,000 invested in Federal Funds sold, an overnight investment, to meet potential liquidity needs.

ASSET-LIABILITY MANAGEMENT
The principal purpose of asset-liability management is to manage the Bank's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. On a monthly basis, the Bank calculates the "GAP", the difference between repricing assets and repricing liabilities in specific time periods. This analysis provides an indication of the Bank's earnings risks due to future interest rate changes. As of September 30, 1996, management's analysis indicated that the Bank's earnings risk was within acceptable guidelines.

                     PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2. Changes in Securities: The Board of Directors approved a $ .40 per share cash dividend and a fifty percent stock dividend at its regular September meeting. Both dividends will be paid to shareholders of record October 20, 1996 and will be paid on November 20, 1996.

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



                                       VRB BANCORP
                                       (Registrant)


    Date: November 1, 1996             William A. Haden
                                       (Signature)
                                       William A. Haden
                                       President


    Date: November 1, 1996             Tom Anderson
                                       (Signature)
                                       Tom Anderson
                                       Executive Vice President
                                       Chief Operating Officer and Secretary