Form 10-K
period 1996-12-31
VRB BANCORP
filed 1997-03-28
CIK 944541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          	WASHINGTON, D.C. 20549

                                	FORM 10-K

            	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     	SECURITIES EXCHANGE ACT OF 1934

                	For the fiscal year ended December 31, 1996
                     	Commission file number:  0-25932

                               	VRB Bancorp
           	(Exact name of Registrant as specified in its charter)

         	Oregon                        										93-0892559
(State or other jurisdiction   						(I.R.S. Employer Identification Number)
of incorporation or organization)

            110 Pine St., P.O. Box 1046, Rogue River, Oregon  97537
             (Address of principal executive offices)		(Zip Code)

                             (541) 582-3216
              Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act
                                  None

                  Name of exchange on which registered
                                  None

        	Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock
                            (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $48,308,049 at March 8, 1997.

As of March 8, 1997, there were 3,578,374 shares of the Registrant's Common Stock outstanding.

                  	Documents Incorporated by Reference:

Portions of the Registrant's proxy statement dated March 8, 1997, for the 1997 annual meeting of shareholders ("Proxy Statement"), and the 1996 Annual Report to Shareholders are incorporated by reference in Part III hereof.

                                 	Part I

Item 1.  Business

                                	General

   	VRB Bancorp (the "Company"), was organized in 1983 under Oregon law for the purpose of becoming a holding company of Valley of the Rogue Bank (the "Bank"), an Oregon state-chartered bank organized in 1967. The Company conducts its business through the Bank, and has no material operations outside of those of the Bank. The Bank has nine offices, all of which are located in southern Oregon, including its main office in Rogue River and branch offices in Ashland, Medford, Talent, Phoenix and Grants Pass, Oregon.

	The Bank offers a broad variety of commercial banking services, primarily to small and medium-sized businesses, professionals, farmers and retail customers, including commercial and agricultural loans, accounts receivable and inventory financing, consumer installment loans, acceptance of deposits, and personal savings and checking accounts. The Bank's accounts are insured by the Federal Deposit Insurance Corporation. As of December 31, 1996, the Bank had assets of approximately $177.1 million and deposits of approximately $155.6 million.

   	The Company's trade area has become increasingly popular as a retirement area, and has seen an increase in the population of approximately 12% during the period from 1983 to 1993. Over the past 10 years, the economic base of southern Oregon has undergone significant change. While agriculture and timber remain the area's largest economic sector, income and employment has become less dependent on logging and wood products manufacturing, a generally declining industry, with the growth of retirement services, tourism, retail trade and technology-related manufacturing.

                              	Competition

   	Competition for deposits and loans has intensified with the consolidation of larger banks in the Bank's market area. Furthermore, competition from outside the traditional banking system from investment banking firms, insurance companies and related industries offering bank-like products has widened the competition for deposits and loans.

   	The banking industry in the Bank's primary market area is characterized by well-established branches of large banks with headquarters located out of the trade area and, in many cases, outside the state. Although these branch networks are controlled from outside the area, and many lending and other decisions are not made locally, these institutions have competitive advantages over the Bank in that they have high public visibility and are able to maintain advertising and marketing activity on a much larger scale than the Bank can economically maintain. Because single borrower lending limits imposed by law are dependent on the capital of the institution, the branches of larger insti-tutions with substantial capital bases have some degree of competitive advantage with respect to loan applications which are in excess of the Bank's legal lending limits.

                       	Supervision and Regulation

The Company

   	General Regulatory and Supervisory Program For Bank Holding Companies. The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered as such with the Federal Reserve Board. Under the terms of that Act, the activities of a bank holding company, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has adopted regulations (Regulation Y, as amended) that specify various permitted activities, including the ownership of shares of companies engaged in such permitted activities. Bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any company.

   	As a bank holding company, the Company is subject to supervisory authority of the Federal Reserve. A bank holding company must file periodic reports of its financial condition, and must seek approval prior to acquiring control of any bank, bank holding company or other permissible non-banking business. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength to, and commit resources to support, their subsidiary banks.

   	In addition, a bank holding company and any subsidiaries it may control are deemed to be affiliates of the Bank, and transactions between a subsidiary bank and its affiliates are subject to restrictions. Such transactions include loans to the affiliates, investment by the bank in securities of affiliates, or taking such securities as collateral. A bank holding company and its subsidiary banks are subject to restrictions on engaging in the underwriting, public sale and distribution of securities, and is prohibited from engaging in certain tying arrangements in connection with the extension of credit, sale or lease of property or provision of services.

   	The Federal Reserve Board is authorized to adopt regulations affecting various aspects of bank holding companies. Pursuant to the general supervisory authority of the Bank Holding Company Act and directives set forth in the International Lending Supervision Act of 1983, the Federal Reserve Board has adopted capital adequacy guidelines prescribing both risk-based capital and leverage ratios.

                      Regulatory Capital Requirements

   	Risk-Based Capital Guidelines. The Federal Reserve Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. The guidelines define Tier 1 Capital and Total capital. Tier 1 Capital consists of common and qualifying preferred shareholders, equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% (and in some cases up to 100%) of investment in unconsolidated subsidiaries. Total Capital consists of Tier I Capital plus qualifying mandatory convertible debt, perpetual debt, certain hybrid capital instruments, certain preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt up to specified limits, and a portion of the allowance for credit losses, less investments in unconsolidated subsidiaries and in other designated subsidiaries or other associated companies at the discretion of the Federal Reserve Board, certain intangible assets, a portion of limited-life capital instruments approaching maturity and reciprocal holdings of banking organizations' capital instruments. The Tier 1 component must constitute at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk weighted assets, which include both on-balance sheet and off balance sheet exposures. As of year-end 1992, the minimum required ratio for qualifying Total Capital became 8%, of which at least 4% must consist of Tier 1 Capital. At December 31, 1996, the Company's Tier 1 and Total Capital ratios were 16.1% and 17.3%, respectively.

   	The current risk-based capital ratio analysis establishes minimum supervisory guidelines and standards. It does not evaluate all factors affecting an organization's financial condition. Factors which are not evaluated include (i) overall interest rate exposure; (ii) liquidity, funding and market risks; (iii) quality and level of earnings; (iv) investment or loan portfolio concentrations; (v) quality of loans and investments; (vi) the effectiveness of loan and investment policies; and (vii) management's overall ability to monitor and control other financial and operating risks. The capital adequacy assessment of federal bank regulators will, however, continue to include analyses of the foregoing considerations and in particular, the level and severity of problem and classified assets.

   	Minimum Leverage Ratio. The Federal Reserve Board has adopted capital standards and leverage capital guidelines that include a minimum leverage ratio of 3% Tier I Capital to total assets (the "leverage ratio"). The leverage ratio is used in tandem with the final risk-based ratio of 8% that took effect at the end of 1992.

   	The Federal Reserve Board has emphasized that the leverage ratio constitutes a minimum requirement for well-run banking organizations having well diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings, and a composite rating of 1 under the Interagency Bank Rating System. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not exhibit the characteristics of a strong, well-run banking organization described above, will be required to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Company's leverage ratio at December 31, 1996, was 10.8%.

The Bank

   	The Bank is an Oregon state-chartered bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). Accordingly, the Bank files financial and other reports with, and is regularly examined by, the Director ("Director") of the Oregon Department of Consumer and Business Services and the FDIC.

   	Under federal law, banks are subject to regulatory capital requirements
as are bank holding companies.   Pursuant to such authority and directives set
forth in the International Lending Supervision Act of 1983, the FDIC and the Federal Reserve Board have issued regulations establishing the capital requirements for banks under federal law. The regulations, which apply to the Bank, establish minimum risk-based and leverage ratios which are substantially similar to those applicable to the Company. As of December 31, 1996, the risk-based and leverage ratios of the Bank exceeded the minimum requirements.

   	Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each Federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards are to cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Company believes that the Bank already meets substantially all the standards which are likely to be adopted, and therefore does not believe that the implementation of these regulatory standards will materially affect the Company's business operations.

   	FDICIA also contains provisions which, among other things, restrict investments and activities as principal by state nonmember banks to those eligible for national banks, impose limitations on deposit account balance determinations for the purpose of the calculation of interest, and require the federal banking regulators to prescribe, implement or modify standards, respectively, for extensions of credit secured by liens on interests in real estate or made for the purpose of financing construction of a building or other improvements to real estate, loans to bank insiders, regulatory accounting and reports, internal control reports, independent audits, exposure on interbank liabilities, contractual arrangements under which institutions receive goods, products or services, deposit-account-related disclosures and advertising as well as to impose restrictions on federal reserve discount window advances for certain institutions and to require that insured depository institutions generally be examined on-site by federal or state personnel at least once every twelve months.

   	Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these pending bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, modify interstate branching restrictions applicable to national banks, regulate bank involvement in derivative activities, and realign the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form any such legislation may be adopted or the extent to which the business of the Company might be affected thereby cannot be accurately predicted.

   	The Bank is subject to state and federal laws and regulations governing most aspects of the banking business, including reserves against deposits, loans, investments, mergers, acquisitions, borrowings, dividends and establishment of branch offices. Among the most significant restrictions are lending limits. The amount of funds which any bank may lend to a single borrower is limited to a percentage of capital and surplus, as defined by applicable statues and regulations. In addition to the size of any loan, state law gives the Director authority to limit loan interest rates and to effect various other activities and powers.

   	Federal banking law provides that in certain circumstances, officers or directors of a bank may be removed by the institution's federal supervisory agency, imposes restraints on lending by a bank to its executive officers, directors, or principal shareholders, and prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution the assets of which exceed a specified amount or that has an office within a specified geographic area.

Deposit Insurance Assessments

   	As an FDIC member institution, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

   	The FDICIA includes provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums.
 The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to the FDICIA, the FDIC implemented a transitional risk based insurance premium system on January 1, 1993. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The Bank's current FDIC premium rate during 1996 was $.00 per $100 of domestic deposits. The premium range is from $.00, for the highest-rated institutions (subject to a statutory minimum assessment of $2,000) to $.27 per $100 of domestic deposits.

Monetary Policy

   	The earnings of the Company and the Bank are directly affected by the monetary and fiscal policies of the federal government and governmental agencies. The Federal Reserve Board has broad powers to expand and constrict the supply of money and credit and to regulate the reserves which its member banks must maintain based on deposits. These broad powers are used to influence the growth of bank loans, investments and deposits, and may affect the interest rates which will prevail in the market for loans investments and deposits. Governmental and Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to do so in the future. The future impact of such policies and practices on the growth or profitability of the Company and the Bank cannot be accurately predicted.

Item 2.	Properties

   	The Company maintains its principal offices at the main office of its subsidiary bank, Valley of the Rogue Bank, at 110 Pine St., Rogue River, Oregon, and conducts its business through the branch offices of the Bank, all of which are in good repair and are adequate for carrying on the business of the Bank and the Company. All of the branches have drive-up facilities. The Bank also maintains automated teller machines located at the main office in Rogue River, the Fruitdale and 7th and Midland office in Grants Pass, and an off-site machine at 2230 Biddle Road, Medford, Oregon. The following sets forth all branch offices of the Bank. Except as otherwise indicated, all of the branch premises are owned by the Company or the Bank.

              Main Office      				          	Ashland Branch
              110 Pine St.              				 	250 Pioneer St.
              Rogue River, Oregon             Ashland, Oregon

              Fruitdale Branch	          			 	Medford Branch
              1040 Rogue River Highway        220 E. 10th St.
              Grants Pass, Oregon        					Medford, Oregon

              Poplar Drive Branch  (1)			   		Stewart Avenue Branch (2)
              2400 Poplar Drive          					809 Stewart Ave.
              Medford, Oregon 	          			 	Medford, Oregon

              Phoenix Branch            				 	Talent Branch (3)
              4000 S. Pacific Highway         201 N. Pacific Highway
              Phoenix, Oregon           				 	Talent, Oregon

              Seventh & Midland Branch
              100 N.E. Midland
              Grants Pass, Oregon

         	(1)	A portion of the parking lot is leased for approximately $366.00 per month under a ground lease with the option to renew every five years, and final expiration in the year 2063.

         	(2)	Premises leased under a lease agreement dated August 15, 1989, renewable every five years until August 31, 2004.

         	(3)	Premises leased under a 15-year lease agreement dated
              December 27, 1979, renewable for three 5-year terms.
              The lease was renewed for the first time in 1994.


Item 3.	Legal Proceedings

   	No material legal proceedings, to which the Company is a party or which involve any of its properties, was pending as of the date of this report on Form 10-K.


Item 4.	Submissions of Matters to a Vote of Securities Holders

   	No matters were submitted to a vote of securities holders of the Registrant during the quarter ended December 31, 1996.

                                 	PART II


Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

  		As of December 31, 1996, there were 3,574,682 shares of common stock outstanding, held by approximately 700 shareholders. As of that date, there were 34,679 shares of common stock subject to issuance upon the exercise of outstanding options pursuant to the Company's stock option plans for directors and key employees. VRB Bancorp stock is not currently quoted on NASDAQ and its trading activity is limited. The Company paid annual cash dividends of $0.27, after giving effect to stock dividends and splits, and $0.16 per share in 1995 and 1996, respectively.


Item 6.	Selected Financial Data

   	The response to this item is incorporated by reference to page 3 of the company's 1996 Annual Report to Shareholders.

Item 7.	Management's Discussion and Analysis of Financial Condition and
        Results of Operation

   	The response to this item is incorporated by reference to the section entitled " Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5-18 of the company's 1996 Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data

   	The financial statements called for by this item and filed herewith are listed in the Index to Consolidated Financial Statements on page 11, and are incorporated herein by reference.


Item 9.	Changes in and Disagreements with Accountants

   	None

                                	PART III


Item 10.	Directors and Executive Officers of the Registrant

   	The response to this item is incorporated by reference to the sections entitled "ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" on pages 1-3 and page 7, respectively, of the Company's Proxy Statement for the 1997 annual meeting of shareholders.


Item 11.	Executive Compensation

   	The response to this item is incorporated by reference to the section entitled "EXECUTIVE COMPENSATION" on pages 8-14 and the section entitled "STOCK PERFORMANCE GRAPH" on pages 4 and 5 of the Company's Proxy Statement for the 1997 annual meeting of shareholders.


Item 12.	Security Ownership of Certain Beneficial Owners and Management

   	The response to this item is incorporated by reference to the section entitled "SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS" on page 6-7 of the Company's Proxy Statement for the 1997 annual meeting of shareholders.


Item 13.	Certain Relationships and Related Transactions

   	The response to this item is incorporated by reference to the section entitled "TRANSACTIONS WITH OF MANAGEMENT" on page 14 of the Company's Proxy Statement for the 1997 annual meeting of shareholders.

                              	PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

	(a)(1)	Financial Statements:
    				The consolidated financial statements are listed in the Index to Financial Statements and Schedules on page 11 herein.

		(2)	Financial Statement Schedules:
    				See the Index to Financial Statements and Schedules on page 11.

		(3)	The exhibits filed herewith are listed in the Exhibit Index on page
      11  herein.

	(b) 	There were no current reports on Form 8-K filed by the Registrant during the last quarter of the year ended December 31, 1996.

Signatures

   	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VRB BANCORP
(Registrant)


By:  /s/ Tom Anderson             							       	Date: March 24, 1997
     --------------------------------------
     Tom Anderson, Executive Vice President


   	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ R. Gene Morris                   					  		Date: March 24, 1997
     -----------------------------------------
    	R. Gene Morris, Chairman, Director


By:  /s/ John O. Dunkin                    			  				Date: March 24, 1997
     -----------------------------------------
    	John O. Dunkin, Director


By:  /s/ James D. Coleman                           Date: March 24, 1997
     -----------------------------------------
    	James D. Coleman, Vice Chairman, Director


By:  /s/ Lawrence S. Horton                         Date: March 24, 1997
     ------------------------------------------
    	Lawrence S. Horton, Director


By:  /s/ Gary Lundberg                     							Date: March 24, 1997
     ------------------------------------------
    	Gary Lundberg, Director


By:  /s/ Rober J. DeArmond                 							Date: March 24, 1997
     ------------------------------------------
    	Robert J. DeArmond, Director


By:  /s/ Larry L. Parducci                 							Date: March 24, 1997
     ------------------------------------------
    	Larry L. Parducci, Director


By:  /s/ William A. Haden                  							Date: March 24, 1997
     ------------------------------------------
    	William A. Haden, President, Director
    	(Principal Executive Officer)


By:  /s/ Tom Anderson                      							Date: March 24, 1997
     ------------------------------------------
    	Tom Anderson, Executive Vice President, Director
    	(Principal Accounting Officer)

               	INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements
   	The following consolidated financial statements and Report of Independent Public Accountants, included in the 1996 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference:

                                                        	Page of 1996 Annual
                                                     	   Report to Shareholders

VRB Bancorp and subsidiaries

    Consolidated Balance Sheets at
       	December 31, 1996 and 1995                                   20

   	Consolidated Statements of Income
    		for the years ended December 31, 1996, 1995 and 1994           21

   	Consolidated Statements of Changes in Shareholders Equity
     		for the years ended December 31, 1996, 1995 and 1994          22-23

   	Consolidated Statements of Cash Flows
     		for the years ended December 31, 1996, 1995 and 1994          24-25


   	Notes to Consolidated Financial Statements                       26-42


Report of Independent Public Accountants                             43


Financial Statement Schedules

   	All schedules have been omitted because the information is either not required, not applicable, not present in amounts sufficient to require submission of the schedule, or is included in the financial statements or notes thereto.