Form 10-Q
period 1997-03-31
VRB BANCORP
filed 1997-05-13
CIK 944541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the three months ended March 31, 1997


                                    0-25932
                           (Commission File Number)


                                 VRB BANCORP
            (Exact name of registrant as specified in its charter)




         OREGON                                       93-0892559
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)






110 Pine Street, Rogue River, Oregon                     97537
(Address of principal executive                         Zip Code
offices)








Registrant's telephone number,
including area code                                  (541) 582-3216








Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) to the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes           X          No __________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                         Outstanding at March 31, 1997

Common stock, no par value                                 3,579,347

                                 VRB BANCORP

                                  Form 10-Q

                                March 31, 1997

                                   CONTENTS

                                                                    PAGE

Part I - Financial Information

Item 1. - Financial Statements

         Consolidated balance sheets at
         March 31, 1997 and December 31, 1996                          1

         Consolidated statements of income
         for the three months ended March 31, 1997 and 1996            2

         Consolidated statements of changes in shareholders' equity
         for the period December 31, 1995 through March 31, 1997       3

         Consolidated statements of cash flows
         for the three months ended March 31, 1997 and 1996            4

         Notes to consolidated financial statements                    5

Item 2.  Management's discussion and analysis of financial
         condition and results of operations                        6-13

PART II  OTHER INFORMATION

Item 1.  Legal proceedings                                            14

         Changes in securities                                        14

         Defaults upon senior securities                              14

         Submission of matters to a vote of security holders          14

         Other information                                            14

         Exhibits and reports on Form 8-K                             14

Signatures                                                            15

                          PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                                     VRB BANCORP

                           CONSOLIDATED BALANCE SHEETS

                                          March 31,                 December 31,
                                            1997                        1996
                                        (Unaudited)                  (Audited)

        ASSETS
Cash and due from banks              $      9,769,552             $    17,916,909
Federal funds sold                         20,000,000                  11,300,000

    Total cash and cash equivalents        29,769,552                  29,216,909

Investments
  U.S. Treasuries and agencies             19,847,384                  20,092,813
  State and political subdivisions         18,484,481                  18,635,932
  Corporate and other investments           1,467,178                   1,555,949
Federal Home Loan Bank stock                1,139,500                   1,119,500
Loans, net of allowance for loan
    losses and unearned income            101,819,367                  99,775,802
Premises and equipment, net                 4,386,618                   4,093,669
Other real estate owned                         -                           -
Accrued interest and other assets           2,440,325                   2,616,093

     TOTAL ASSETS                      $  179,354,405              $  177,106,667

     LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
  Demand deposits                       $  45,121,767               $  41,746,175
  Interest bearing demand deposits         71,075,741                  69,082,274
  Savings deposits                         14,966,721                  15,447,644
  Time deposits                            26,267,455                  29,292,364

     Total deposits                       157,431,684                 155,568,457

Accrued interest and other liabilities      1,133,600                   1,350,076

     Total liabilities                    158,565,284                 156,918,533

SHAREHOLDERS' EQUITY
  Preferred stock, voting,
    $5 par value; 5,000,000 shares
    authorized and unissued
  Preferred stock, nonvoting,
    $5 par value; 5,000,000 shares
    authorized and unissued
  Common stock, no par value,
    10,000,000 shares authorized
    with 3,579,347 and 3,574,682,
    issued and outstanding
    at March 31, 1997 and December 31,
    1996, respectively                     9,500,634                   9,480,330
  Unrealized gain (loss) on
    available-for-sale securities           (197,811)                     55,789
  Retained earnings                       11,486,298                  10,652,015

     Total shareholders' equity           20,789,121                  20,188,134

     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY           $  179,354,405              $  177,106,667


                                      VRB BANCORP

                            CONSOLIDATED STATEMENTS OF INCOME

                                                  FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                              1997                       1996
                                          (Unaudited)                (Unaudited)

INTEREST INCOME
  Interest and fees on loans          $      2,643,614            $      2,401,839
  Interest on investment securities:
    U.S. Treasuries and agencies               330,064                     262,848
    States and political subdivisions          234,790                     211,511
    Corporate and other investments             42,261                      44,829
   Federal funds sold                          220,176                     162,879

       Total interest income                 3,470,905                   3,083,906

INTEREST EXPENSE
  Interest bearing demand deposits             561,150                     472,829
  Savings deposits                              85,096                      97,087
  Time deposits                                319,879                     313,370

       Total interest expense                  966,125                     883,286

       Net interest income
         after provision for loan losses     2,504,780                   2,200,620

NONINTEREST INCOME
 Service charges on deposit accounts           255,225                     229,479
 Other operating income                         85,990                     103,765
 Securities transactions                         7,139                        -

       Total noninterest income                348,354                     333,244

NONINTEREST EXPENSES
  Salaries and benefits                      1,007,551                     882,631
  Net occupancy                                177,593                     159,590
  Communications                                56,512                      55,592
  Data processing                               47,184                      37,247
  FDIC insurance premium                         1,998                       1,000
  Supplies                                      46,736                      42,224
  Professional fees                             33,997                      36,232
  Other expenses                               222,280                     224,769

       Total noninterest expenses            1,593,851                   1,439,285

INCOME BEFORE INCOME TAXES                   1,259,283                   1,094,579

PROVISION FOR INCOME TAXES                     425,000                     363,000

NET INCOME                            $        834,283            $        731,579

NET INCOME PER SHARE OF COMMON STOCK  $           0.23            $           0.21


                                  VRB BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                            Net Unrealized
                                                                            Gain (Loss) on       Total
                                    Common Stock              Retained      Available-for-     Shareholders'
                               Shares          Amount         Earnings      Sale Securities      Equity
BALANCE, December 31,
    1995 (audited)           2,333,019       9,085,013       8,355,113          29,619          17,469,745

Stock options exercised
    (January 1 to
    October 30, 1996)           50,180         304,054           -                -                304,054

Income tax benefit from
    exercise of stock option      -             91,263           -                -                 91,263

Cash dividend ($ .40 per
    share, paid November 20,
    1996)                         -               -          (953,280)             -              (953,280)

2 for 1 stock split
    (November 20, 1996)      1,191,483            -              -                 -                   -

Payments for fractional
    shares related to stock
    split (9.33 portions)         -               -            (1,088)             -                 (1,088)

Net income                        -               -          3,251,270             -              3,251,270

Changes in net unrealized
    gain on available-for-
    sale securities,
    net of taxes                  -               -               -              26,170              26,170

BALANCE, December 31,
    1996 (Audited)           3,574,682       9,480,330      10,652,015           55,789          20,188,134

Stock options exercised          4,665          20,304            -                -                 20,304

Net income                        -               -            834,283             -                834,283

Changes in unrealized loss
    on available-for-sale
    securities, net of taxes      -               -               -            (253,600)           (253,600)

BALANCE, March 31, 1997
    (Unaudited)              3,579,347       9,500,634      11,486,298         (197,811)         20,789,121


                                           VRB BANCORP

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                         1997                        1996
                                                      (Unaudited)                 (Unaudited)
CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net Income                                        $    834,283                $    731,577
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization                        111,753                      99,570
     FHLB stock dividend                                  (20,000)                    (19,300)
   Change in cash due to changes in certain assets:
     Increase (decrease) in accrued interest and
        other assets                                      148,193                     (96,439)
     Decrease in accrued interest and other
        liabilities                                      (216,476)                   (442,954)

        Net cash provided by operating activities         857,753                     272,454

CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Proceeds from the sale of available-for-sale
        securities                                      3,158,438                        -
   Proceeds from the maturity and principal
        payments of available-for-sale securities          76,935                   3,032,079
   Proceeds from the maturity and principal payments
        of held-to-maturity securities                       -                        380,000
   Purchases of available-for-sale securities          (3,000,000)                 (4,153,379)
   Net increase in loans                               (2,043,565)                   (636,151)
   Purchase of premises and equipment                    (380,449)                    (44,844)

        Net cash used in investing activities          (2,188,641)                 (1,422,295)

CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Net increase in deposits                             1,863,227                   8,599,830
   Cash received from exercise of common
        stock options                                      20,304                      69,447

        Net cash provided by financing activities       1,883,531                   8,669,277

NET INCREASE IN CASH AND CASH EQUIVALENTS                 552,643                   7,519,436

CASH AND CASH EQUIVALENTS, beginning of year           29,216,909                  18,099,620

CASH AND CASH EQUIVALENTS, end of year              $  29,769,552               $  25,619,056


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                           $     973,064              $      879,606
   Cash paid for taxes                              $        -                 $      394,798

SCHEDULE OF NONCASH ACTIVITIES
   Changes in unrealized loss on
        available-for-sale securities,
        net of tax                                  $    (253,600)            $      (148,265)


                               VRB BANCORP AND SUBSIDIARY

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments made to the unaudited interim financial statements were of a normal recurring nature.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for year-end December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation Annual Report on 10-K for the year ended December 31,1996.

NOTE 2 - ACCOUNTING CHANGES

         In June 1996, the Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities." The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach focusing on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and drecognizes liabilities when extinguished. This statement, which became effective after December 31, 1996, wil have no material affect on the consolidated financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Assets:
Total assets of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank, increased when comparing March 31, 1997 balances to December 31, 1996 and March 31, 1996 balances, respectively. At the end of the first quarter of 1997, total assets amounted to $179,354,405, a $19,135,702 or 11.94% increase when compared to the first quarter of 1996, and a $2,247,738 or 1.3% increase when compared to December 31, 1996 balances of $177,106,667.

The table below provides abbreviated balance sheets at the end of the respective quarters indicating the changes that have occurred in the major portfolios of VRB Bancorp and subsidiary over the past year:

                                             March 31,
                                      1997               1996            $ Change         % Change
ASSETS
  Loans                          $  101,819,367     $    89,608,632    $ 12,210,735          13.63%
  Investments                        39,799,043          37,600,040       2,199,003           5.85%
  Federal funds sold                 20,000,000          17,200,000       2,800,000          16.28%
  Total assets                      179,354,405         160,218,703      19,135,702          11.94%

LIABILITIES AND EQUITY
  Noninterest bearing deposits   $   45,121,767     $   38,242,993     $  6,878,774          17.99%
  Interest bearing deposits         112,309,917        103,101,384        9,208,533           8.93%

              Total Deposits     $  157,431,684     $  141,344,377     $ 16,087,307          11.38%


Total Liabilities                $  158,565,284     $  142,172,582     $ 16,392,702          11.53%

Total Capital                    $   20,789,121     $   18,046,121     $  2,743,000          15.20%



Loans:
Outstanding loans totaled $101,819,367 at March 31, 1997, representing a $12,210,735 or 13.63% increase when compared to March 31, 1996, and a $2,043,565 or 2.05% increase when compared to 1996 year end balances of $99,775,802. The Bank introduced a "Home Equity Line of Credit" and is in the process of introducing an accounts receivable financing product. It is expected that these new products, along with the Bank's increased marketing efforts will have a positive influence on the Bank's ability to increase market share during the next several quarters.

The composition of the Bank's loan portfolio remained stable when compared to 1996 year end balances. The Bank's real estate construction and mortgage loan portfolio represents 75.49%, unchanged from the year ended December 31, 1996. Commercial loans increased from 13.21% of the portfolio at December 31, 1996, to 13.82% at March 31, 1997.

The quality of VRB's loan portfolio remains strong. For the three months ending March 31, 1997, management's analysis of the portfolio has indicated that no provision for loan losses was warranted. At March 31, 1997, the allowance of $1,630,418 for loan losses was considered sufficient to absorb possible losses on loans which may become uncollectible based on an evaluation of the portfolio by management. During the three months ended March 31, 1997 and 1996, the Bank realized insignificant net charge-offs of loans.

The following table presents the composition of the Bank's loan portfolio at the date indicated:

                                    March 31, 1997                            December 31, 1996
                                 Amount        Percentage                 Amount          Percentage
Commercial                   $  14,067,366          13.82%            $  13,180,518           13.21%
Real estate construction        10,879,009          10.68%                9,112,084            9.13%
Real estate mortgage            65,984,995          64.81%               66,210,178           66.36%
Consumer and other              12,518,415          12.29%               12,905,553           12.93%

                               103,449,785         101.60%              101,408,333          101.63%
Allowance for loan losses       (1,630,418)         (1.60%)              (1,632,531)          (1.63%)

Net loans                    $ 101,819,367         100.00%            $  99,775,802          100.00%


The following table presents information with respect to nonperforming assets:

                                                       March 31, 1997        December 31, 1996
Loans on nonaccrual status                             $      132,587        $          58,166
Loans past due greater than 90 days but not
    on nonaccrual status                                         -                      11,781
Other real estate owned                                          -                        -

     Total nonperforming assets                        $      132,587        $          69,947

Percentage of nonperforming assets to total assets              0.07%                    0.04%


Investment Portfolio:
At March 31, 1997 the Bank's portfolio of investment securities totaled $39,799,043, representing an increase of $2,199,003 or 5.85% when compared to the balance of the portfolio at March 31, 1996 and a $485,651 or 1.21% decrease when compared to a December 31, 1996 securities portfolio of $40,284,694. Investments in federal funds sold (an overnight investment), were $20,000,000, at March 31, 1997, compared to $17,200,000 at March 31,
1996. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

The following table provides the book value of the Bank's portfolio of investment securities as of March 31, 1997 and December 31, 1996:

                                                      March 31, 1997        December 31, 1996
Investments available-for-sale
  U.S. Treasury and agencies                      $        19,847,384     $        20,092,813
  State and political subdivisions
  Corporate and other investments                           1,467,178               1,555,949

                                                  $        21,314,562     $        21,648,762


Investments held-to-maturity
  U.S. Treasury and agencies                      $              -        $              -
  State and political subdivisions                         18,484,481              18,635,932
  Corporate and other investments                                -                       -

                                                  $        18,484,481     $        18,635,932


Deposits:
From March 31, 1996 to March 31, 1997 deposits have increased by $16,087,307 or 11.38%. When compared to December 31, 1996 deposits have increased $1,863,227 or 1.20%. The increase experienced in deposits when compared to both December 31, 1996 and March 31 1996 is a result of management's decision to become more competitive in pricing deposits, increased marketing, and
increased emphasis on implementing a sales culture.   The growth in deposit
accounts has primarily been in Money Market Checking accounts and Non-interest bearing checking accounts. These two categories have increased 16.52% and 17.99%, respectively, when compared to March 31, 1996. Non-interest bearing deposits continue to be a reliable and substantial portion of our deposit base accounting for 28.66% of total deposits at March 31, 1997.

Shareholders' Equity:
Shareholder equity increased $600,987 during the first three months of 1997. Shareholder equity at March 31, 1997 amounted to $20,789,121 compared to $20,188,134 at December 31, 1996. The increase in equity is directly attributable to earnings generated of $834,283 and the exercise of stock options (4,665 shares for a total of $20,304). These additions to equity were partially offset by a change in the value of the "available for sale" portion of our investment portfolio. The "unrealized gain/loss" on this portion of the portfolio is reflected in shareholder equity. The value of this section of the investment portfolio declined $253,600 when comparing December 31, 1996 to March 31, 1997.

Valley of the Rogue Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At March 31, 1997, the Bank was required to have minimum Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. VRB's actual ratios at that date were 16.39% and 17.64%, respectively.

Results of Operations

Earnings:
For the three months ended March 31, 1997, VRB achieved net earnings of $834,283, representing a 16.29% annualized return on average shareholder equity and a 1.87% annualized return on average outstanding assets. These returns compare to a 16.4% return on average equity and 1.88% return on average assets for the same period in 1996. For the year ended December 31, 1996, VRB Bancorp achieved a 1.99% return on average assets and a 17.26% return on average equity.

Interest Income and Expenses:
The following table shows the amount of the increase (decrease) in VRB Bancorp's consolidated interest income and expense and attributes such amounts to changes in volume as well as changes in rates. Rate/volume variances have been allocated proportionally between rate and volume changes:

                                                                      March 31, 1997
                                                      Increase (Decrease) Due To
                                                       Volume               Rate         Net Change
Interest-earning assets:
     Loans                                          $    316,169       $   (74,394)    $    241,775
     Investment securities
          Taxable securities                              32,365            32,283           64,648
          Nontaxable securities **                        29,748             5,524           35,272
     Federal funds sold                                   60,915            (3,618)          57,297

          Total                                          439,197           (40,205)         398,992

Interest-bearing liabilities:
     Interest bearing checking and savings
          accounts                                        77,160              (830)          76,330
     Time deposits                                        39,519           (33,010)           6,509
     Borrowed funds                                         -                 -                -

          Total                                          116,679           (33,840)          82,839

Net increase (decrease) in net interest
     income                                         $    322,518       $    (6,365)    $    316,153


** Tax-exempt income has been adjusted to a tax equivalent basis at 34%.



Interest income for the first three months of 1997 amounted to $3,470,905, an increase of $386,999 or 12.5% when compared to the $3,083,906 in interest
generated during the first three months of 1996.   Interest expense increased
$82,839 or 9.38% when comparing the $883,286 incurred for the first three months of 1996 to 1997's comparable period of $966,125.

Interest Margin:
The Bank's net interest margin after adjusting tax exempt income to reflect a tax equivalent basis, increased $316,152. or 13.69% when comparing the first three months of 1997 and 1996. The margin expressed as a percentage of net average earning assets declined from 6.45% to 6.39% when comparing the periods ending March 31, 1996, and 1997, respectively.

Total earning assets averaged $161,682,296 and $141,088,284 for the three month periods ending March 31, 1997 and 1996, respectively. The average yield on earning assets, when adjusted to reflect the tax benefits on certain types of investments, decreased slightly to 8.89% in 1997, compared to 9.05% in 1996.

Interest bearing liabilities averaged $112,588,797 and $99,033,687 during the first three months of 1997 and 1996, respectively. The average cost of these liabilities decreased from 3.57% in 1996 to 3.43% in 1997. The average cost of total interest bearing liabilities and non interest bearing deposits declined from 2.61% during the first quarter of 1996 to 2.50% during the same period in 1997.

The following table presents average balances and interest income or interest expense with the resulting average yield or rates by category of average earning assets or interest-bearing liability:


                                               For the three months ended                  For the three months ended
                                                      March 31, 1997                              March 31, 1996
                                          Average         Inc / Exp        Rate        Average         Inc / Exp       Rate
Interest-earning assets:
   Loans *                             $  103,439,117    $   2,643,614     10.22%    $  91,068,090    $   2,401,839    10.55%
   Investment securities
      Taxable securities                   22,673,512          372,325      6.57%       20,702,557          307,677     5.94%
      Nontaxable securities **             18,588,532          355,742      7.66%       17,034,121          320,471     7.53%
   Federal funds sold                      16,981,765          220,176      5.19%       12,283,516          162,879     5.30%

        Total interest earning assets     161,682,926        3,591,857      8.89%      141,088,284        3,192,866     9.05%

   Cash and due from banks                  9,645,462                                    8,764,942
   Fixed assets                             4,211,057                                    3,866,796
   Loan loss allowance                     (1,629,870)                                  (1,408,091)
   Other assets                             2,481,087                                    2,276,366

         Total Assets                  $  176,390,662                                $ 154,588,297


Interest-bearing liabilities:
   Interest-bearing checking and
      savings accounts                 $   85,495,049     $    646,246     3.02%        75,287,236    $    569,916     3.03%
   Time deposits                           27,093,748          319,879     4.72%        23,746,451         313,370     5.28%
   Borrowed funds                                -                -        -                  -               -        -

         Total interest-bearing
           liabilities                    112,588,797          966,125     3.43%        99,033,687         883,286     3.57%

   Noninterest bearing deposits            42,024,419             -        -            36,579,496            -        -

         Total deposits and borrowed
           funds                          154,613,216          966,125     2.50%       135,613,183         883,286     2.61%

   Other liabilities                        1,163,704                                    1,139,794

         Total Liabilities                155,776,920                                  136,752,977

   Shareholders' equity                    20,613,742                                   17,835,320

         Total liabilities and
           shareholders' equity        $  176,390,662                               $  154,588,297

   Net interest income                                    $ 2,625,732                                  $ 2,309,580

   Net interest margin                                                     6.39%                                       6.45%


* Nonaccrual loans are included in the average balance.
** Tax-exempt income has been adjusted to a tax equivalent basis at 34%.


Noninterest Income
Noninterest income increased $15,110 or 4.53% when comparing the first three months of 1997 and 1996. The increase was a result of increased income from service charges on deposit accounts, which was partially offset by a decline in income generated from our real estate loan department. Service charge income from deposit accounts increased from $229,479 for the first three months of 1996 to $255,225 for the same period in 1997.

Noninterest Expense:
Noninterest expenses increased $154,566 or 10.74% when comparing the first three months of 1997 to the same period in 1996. Noninterest expense totaled $1,593,851 for the first three months of 1997 compared to $1,439,285 for the same period in 1996. The increase in expenses was a direct result of increased staffing levels in response to the Bank's commitment to provide personal service for existing and prospective customers.

Income Taxes:
The provision for income taxes amounted to $425,000 and $363,000 for the periods ending March 31, 1997 and 1996, respectively. The provision resulted in effective combined federal and state tax rates of 33.74% and 33.16% for 1997 and 1996.

Liquidity Management
Management has always placed a high priority on maintaining a high liquidity ratio through a moderate loan-to-deposit ratio and a conservative investment portfolio. At March 31, 1997 the Bank's loan-to-deposit ratio was 64.68%. Additionally, there was at March 31, 1997 $20,000,000 invested in federal funds sold, an overnight investment, to meet potential liquidity needs.

Asset-Liability Management
The principal purpose of asset-liability management is to manage the Bank's sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. On a monthly basis, the Bank calculates the "GAP", the difference between repricing assets and repricing liabilities in specific time periods. This analysis provides an indication of the Bank's earnings risks due to future interest rate changes. As of March 31, 1997, management's analysis indicated that the Bank's earnings risk was within acceptable guidelines.

                       Part II - Other Information


Item 1.  Legal Proceedings:

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


Date:  May 1, 1997                        /s/ William A. Haden
                                          William A. Haden
                                          President







Date:  May 1, 1997                       /s/ Tom Anderson
                                         Tom Anderson
                                         Executive Vice President
                                         Chief Operating Officer and
                                         Secretary