Form 10-Q
period 1997-06-30
VRB BANCORP
filed 1997-08-08
CIK 944541

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON D.C. 20549

                                        FORM 10-Q

                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934





                                        0-25932
                               (Commission File Number)


                                     VRB BANCORP
                (Exact name of registrant as specified in its charter)




                OREGON                                      93-0892559

(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)





110 Pine Street, Rogue River, Oregon                           97537
(Address of principal executive                             (Zip Code)
offices)




Registrant's telephone number, including area code        (541) 582-3216




Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) to the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  ______X______          No __________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding at June 30, 1997

Common Stock, No par value                           3,583,065




                                          VRB Bancorp

                                           Form 10-Q

                                         June 30, 1997

                                       Table of Contents
                                    ________________________

                                                                                              Page
Part I        Financial Information                                                          Number
   Item 1.    Financial Statements

              Consolidated Balance Sheets
              June 30, 1997 and December 1996 ............................................       1

              Consolidated Statements of Income
              For the Six Months Ended June 30, 1997 and 1996 ............................       2

              Consolidated Statements of Income
              For the Three Months Ended June 30, 1997 and 1996............................      3

              Consolidated Statements of Changes in Shareholders' Equity
              For the Period December 31, 1995 through June 30, 1997.......................      4

              Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1997 and 1996..............................      5

              Notes to Consolidated Financial Statements...................................      6

   Item 2.    Management's discussion and analysis of financial
              condition and results of operations..........................................     7 - 11

Part II       Other Information

   Item 1.    Legal proceedings............................................................      12

              Changes in securities........................................................      12

              Defaults upon senior securities..............................................      12

              Submission of matters to a vote of security holders..........................      12

              Other information............................................................      12

              Exhibits and reports on Form 8-K.............................................      12

Signatures.................................................................................      13

Part I - Financial Information
Item 1 - Financial Statements



                                             VRB BANCORP
                                      CONSOLIDATED BALANCE SHEETS

                                                                      June 30,         December 31,
                                                                        1997               1996
                                                                     (Unaudited)         (Audited)
                                                                    ____________       _____________
 ASSETS
        Cash and due from banks                                     $ 11,527,435      $  17,916,909
        Federal funds sold                                            12,400,000         11,300,000
                                                                    ____________        ___________

                Total cash and cash equivalents                       23,927,435         29,216,909

        Investments
                U.S. Treasury and agencies                            19,965,313         20,092,813
                States and political subdivisions                     18,468,014         18,635,932
                Corporate and other investments                        1,375,548          1,555,949
        Federal Home Loan Bank stock                                   1,160,800          1,119,500

        Loans, net of allowance for loan losses and unearned income  107,928,891         99,775,802
        Premises and equipment, net                                    4,511,155          4,093,669
        Other real estate owned                                             -                  -
        Accrued interest and other assets                              2,243,193          2,616,093
                                                                    ____________       ____________

TOTAL ASSETS                                                        $179,580,349       $177,106,667
                                                                    ============       ============


LIABILITIES
        Deposits
                Demand deposits                                     $  46,448,609      $ 41,746,175
                Interest bearing demand deposits                       69,637,122        69,082,274
                Savings deposits                                       14,353,673        15,447,644
                Time deposits                                          26,008,352        29,292,364
                                                                     ____________       ____________

                                Total deposits                        156,447,756       155,568,457

        Accrued interest and other liabilities                          1,252,685         1,350,076
                                                                     ____________       ____________

                                Total liabilities                     157,700,441       156,918,533



SHAREHOLDERS' EQUITY
        Preferred stock, voting, $5 par value; 5,000,000 shares
                authorized and unissued
        Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued
        Common stock, no par value, 10,000,000 shares authorized
                with 3,583,065 and 3,574,682, issued and outstanding
                at June 30, 1997 and December 31, 1996, respectively    9,516,396         9,480,330
        Unrealized gain (loss) on available for sale securities           (65,202)           55,789
        Retained earnings                                              12,428,714        10,652,015
                                                                     ____________       ___________

                                Total shareholders' equity             21,879,908        20,188,134



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $179,580,349      $177,106,667
                                                                     ============      ============


                                         VRB BANCORP
                              CONSOLIDATED STATEMENTS OF INCOME


                                                              For the Six Months Ended June 30,
                                                                  1997               1996
                                                              (Unaudited)         (Unaudited)
                                                              ___________          __________
INTEREST INCOME
        Interest and fees on loans                         $    5,520,607     $    4,874,173
        Interest on investment securities:
                U.S. Treasury and agencies                        663,342            569,075
                States and political subdivisions                 470,727            464,238
                Corporate and other investments                    84,168             91,338
        Federal funds sold                                        412,994            298,534
                                                                _________          _________

                Total interest income                           7,151,838          6,297,358

INTEREST EXPENSE
        Interest bearing demand deposits                        1,104,054            954,398
        Savings deposits                                          166,837            191,641
        Time deposits                                             637,531            631,458
        Borrowed funds                                               -                  -
                                                                _________          _________

                Total interest expense                          1,908,422          1,777,497


                Net interest income                             5,243,416          4,519,861

PROVISION FOR LOAN LOSSES                                            -                  -
                                                                _________          _________
                Net interest income after
                    provision for loan losses                   5,243,416          4,519,861

NONINTEREST INCOME
        Service charges on deposit accounts                       521,926            489,020
        Other operating income                                    200,213            208,826
        Securities transactions                                     7,139               -
                                                                _________          _________

                Total noninterest income                          729,278            697,846

NONINTEREST EXPENSES
        Salaries and benefits                                   2,031,666          1,801,654
        Net occupancy                                             363,170            319,313
        Communications                                            115,112            112,962
        Data processing                                            87,914             71,508
        FDIC insurance premium                                      8,809              1,000
        Supplies                                                  104,837             83,243
        Professional fees                                          76,866             76,006
        Other real estate expense                                   1,166               -
        Other expenses                                            490,455            413,008
                                                                _________          _________

                Total noninterest expenses                      3,279,995          2,878,694

INCOME BEFORE INCOME TAXES                                      2,692,699          2,339,013
PROVISION FOR INCOME TAXES                                        916,000            772,000
                                                                _________          _________

NET INCOME                                                 $    1,776,699     $    1,567,013
                                                                =========          =========
NET INCOME PER SHARE OF COMMON STOCK                       $         0.50     $         0.44
                                                                =========          =========

                                                 VRB BANCORP
                                      CONSOLIDATED STATEMENTS OF INCOME

                                                           For the Three Months Ended June 30,
                                                                 1997                1996
                                                             (Unaudited)         (Unaudited)
                                                              _________           _________
INTEREST INCOME
        Interest and fees on loans                         $   2,876,993       $   2,472,334
        Interest on investment securities:
                U.S. Treasury and agencies                       333,278             306,228
                States and political subdivisions                235,936             252,727
                Corporate and other investments                   41,906              46,509
        Federal funds sold                                       192,819             135,655
                                                               _________           _________

                Total interest income                          3,680,933           3,213,453

INTEREST EXPENSE
        Interest bearing demand deposits                         542,904             481,569
        Savings deposits                                          81,741              94,554
        Time deposits                                            317,652             318,088
        Borrowed Funds                                              -                   -
                                                               _________           _________

                Total interest expense                           942,297             894,211


                Net interest income                            2,738,636           2,319,242

PROVISION FOR LOAN LOSSES                                           -                   -
                                                               _________           _________

                Net interest income after
                    provision for loan losses                  2,738,636           2,319,242


NONINTEREST INCOME
        Service charges on deposit accounts                      266,701             259,542
        Other operating income                                   114,223             105,060
        Securities transactions                                     -                   -
                                                               _________           _________

                Total noninterest income                         380,924             364,602

NONINTEREST EXPENSES
        Salaries and benefits                                  1,024,115             919,023
        Net occupancy                                            185,577             159,723
        Communications                                            58,600              57,370
        Data processing                                           40,730              34,262
        FDIC insurance premium                                     6,811                -
        Supplies                                                  58,100              41,018
        Professional fees                                         42,869              39,774
        Other real estate expense                                  1,166                -
        Other expenses                                           268,176             188,238
                                                               _________           _________

                Total noninterest expenses                     1,686,144           1,439,408

INCOME BEFORE INCOME TAXES                                     1,433,416           1,244,434
PROVISION FOR INCOME TAXES                                       491,000             409,000
                                                               _________           _________

NET INCOME                                                 $     942,416       $     835,434
                                                               =========           =========
NET INCOME PER SHARE OF COMMON STOCK                       $         .26       $        0.24
                                                               =========           =========

                                                  VRB BANCORP
                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                             Net Unrealized
                                                                             Gain (Loss) on       Total
                               Common Stock                      Retained  Available-for-sale  Shareholders'
                                   Shares          Amount        Earnings     Securities          Equity
                                 __________      __________      __________    ________         ___________
 BALANCE, December 31,
    1995 (Audited)                2,333,019      $9,085,013      $8,355,113     $29,619         $17,469,745

 Stock options exercised
    (January 1 to
    October 30, 1996)                50,180         304,054             -          -                304,054

 Income tax benefits from
    exercise of stock option           -             91,263             -          -                 91,263

 Cash dividend ($ .40 per
    share, paid November 20,
   1996)                               -               -           (953,280)       -               (953,280)

 2 for 1 stock split
    (November 20, 1996)           1,191,483            -               -           -                   -

 Payments for fractional
    shares related to stock
    split                              -               -             (1,088)       -                 (1,088)

 Net income                            -               -          3,251,270        -              3,251,270

 Changes in net unrealzied gain on
    available-for-sale securities,
    net of taxes                       -               -               -         26,170              26,170

                                 __________      __________      __________    ________         ___________

 BALANCE, December 31,
    1996 (Audited)                3,574,682       9,480,330      10,652,015      55,789          20,188,134

 Stock options exercised              8,383          36,066            -           -                 36,066

 Net income                            -               -          1,776,699        -              1,776,699

 Changes in net unrealized (loss) on
    available-for-sale securities,
    net of taxes                       -               -               -       (120,991)           (120,991)
                                 __________      __________      __________    ________         ___________

 BALANCE, June 30, 1997
    (Unaudited)                   3,583,065      $9,516,396      12,428,714    ($65,202)        $21,879,908
                                 ==========      ==========      ==========    =========        ===========


                                               VRB BANCORP
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Six Months Ended June 30,
                                                                    1997                         1996
                                                                 (Unaudited)                  (Unaudited)
                                                                 __________                   __________
CASH FLOWS RELATING TO OPERATING ACTIVITIES
   Net Income                                               $     1,776,699              $     1,567,013
   Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                  243,511                      226,806
     FHLB stock dividend                                            (41,300)                     (39,700)
     Gain on sale of securities                                      (7,139)                        -
   Change in cash due to changes in certain assets:
     Decrease in accrued interest and other assets                  321,274                      109,746
     Decrease in accrued interest and other liabilities             (97,391)                    (324,005)
                                                                 __________                   __________

            Net cash provided by operating activities             2,195,654                    1,539,860

CASH FLOWS RELATING TO INVESTING ACTIVITIES
   Proceeds from the sale of available-for-sale securities        3,008,437                         -
   Proceeds from the maturity and principal payments of
     available-for-sale securities                                  181,645                    3,060,167
   Proceeds from the maturity and principal payments of
     held-to-maturity securities                                    165,000                      395,000
   Purchases of available-for-sale securities                    (3,000,000)                  (4,994,375)
   Purchases of held-to-maturity securities                           -                       (4,704,586)
   Net increase in loans                                         (8,153,089)                  (4,616,299)
   Purchase of premises and equipment                              (602,486)                    (221,844)
                                                                 __________                   __________

            Net cash used in investing activities                (8,400,493)                 (11,081,937)

CASH FLOWS RELATING TO FINANCING ACTIVITIES
   Net increase in deposits                                         879,299                    7,892,389
   Cash received from exercise of common stock options               36,066                       83,957
                                                                 __________                   __________

            Net cash provided by financing activities               915,365                    7,976,346

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (5,289,474)                  (1,565,731)

CASH AND CASH EQUIVALENTS, beginning of period                   29,216,909                   18,099,620
                                                                 __________                   __________

CASH AND CASH EQUIVALENTS, end of period                    $    23,927,435              $    16,533,889
                                                                 ==========                   ==========


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
   Cash paid for interest                                   $     1,919,722             $     1,804,610
   Cash paid for taxes                                      $       570,994             $       568,386

SCHEDULE OF NONCASH ACTIVITIES
   Changes in unrealized gain (loss) on available-for-sale
     securities, net of tax                                 $      (120,991)            $      (464,695)


VRB BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1 - ORGANIZATION

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.


NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Bank's 1996 Annual Report to Shareholders. The operating results for the six months ended June 30,1997, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any other future interim period.

Part I - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Assets:
Total assets of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank, increased when comparing June 30, 1997 balances to December 31, 1996 and June 30, 1996 balances, respectively. At the end of the second quarter of 1997, total assets amounted to $179,580,349, a $19,340,243 or 12.07% increase when compared to the second quarter of 1996, and a $2,473,682 or 1.4% increase when compared to December 31, 1996 balances of $177,106,667.

The table below provides abbreviated balance sheets at the end of the respective quarters indicating the changes that have occurred in the major portfolios of VRB Bancorp and subsidiary over the past year:

                                               June 30,
                                    ______________________________

                                       1997               1996            $ Change         % Change
                                    ___________        ___________        __________        _______
ASSETS
  Loans                          $  107,928,891     $   93,588,780    $   14,340,111         15.32%
  Investments                        39,808,875         42,853,237        (3,044,362)        (7.10%)
  Federal funds sold                 12,400,000          7,800,000         4,600,000         58.97%
Total assets                     $  179,580,349       $160,240,106        19,340,243         12.07%

LIABILITIES AND EQUITY
  Noninterest bearing deposits   $   46,448,609     $   39,051,007    $    7,397,602         18.94%
  Interest bearing deposits         109,999,147        101,585,929         8,413,218          8.28%

              Total Deposits        156,447,756        140,636,936        15,810,820         11.24%

Total Liabilities                $  157,700,441     $  141,584,089        16,116,352         11.38%

Total Capital                    $   21,879,908     $   18,656,017    $    3,223,891         17.28%




Loans:
Outstanding loans totaled $107,928,891 at June 30, 1997, representing a $14,340,111 or 15.32% increase when compared to June 30, 1996, and a $8,153,089 or 8.17% increase when compared to 1996 year end balances of $99,775,802. Loan commitments (principally real estate construction notes) grew to $21.8 million at June 30, 1997, representing the highest level of undisbursed loan funds for the year. These funds amounted to $9.5 million at June 30, 1996 and $16.2 million at December 31, 1996.

Reflective of the Bank's customer base, as well as trends within the local economy, 77.15% of the Bank's loan portfolio resides in loans secured by real estate. This is consistent with previous reporting periods such as December 31, 1996 and June 30, 1996 whereby 75.49% and 74.78% of all loans were within this category.

The Bank's loan portfolio continues to perform within our expectations. After considering our previous loss experience, current economic conditions, and potential problem loans, the current loan loss reserve of $1,601,858 is considered sufficient to cover the assumed risks when extending credit.

The following table presents the composition of the Bank's loan portfolio at the date indicated:

                                        June 30, 1997                        December 31, 1996
                                _____________________________           _____________________________

                                  Amount           Percentage              Amount          Percentage
                                __________         __________            __________        __________

Commercial                  $   13,510,618           12.52%           $  13,180,518           13.21%
Real estate construction        13,849,535           12.83%               9,112,084            9.13%
Real estate mortgage            69,423,166           64.32%              66,210,178           66.36%
Consumer and other              12,747,430           11.81%              12,905,553           12.93%
                               ___________          _______             ____________         ________
                               109,530,749          101.48%             101,408,333          101.64%
                               ___________          _______             ____________         ________
Allowance for loan losses       (1,601,858)          (1.48%)             (1,632,531)          (1.64%)

Net loans                     $107,928,891          100.00%           $  99,775,802          100.00%
                               ===========          =======             ============         =======

 The following table presents information with respect to nonperforming assets:

                                                                     June 30, 1997         December 31, 1996
Loans on nonaccrual status                                         $        46,280               $   58,166
Loans past due greater than 90 days but not on nonaccrual status             2,549                   11,781
Other real estate owned                                                       -                        -

              Total nonperforming assets                           $        48,829               $   69,947


Percentage of nonperforming assets to total assets                           0.03%                    0.04%



Investment Portfolio:
At June 30, 1997 the Bank's portfolio of investment securities totaled $39,808,875, representing an increase of $3,044,362 or 7.10% when compared to the balance of the portfolio at June 30, 1996 and a $475,819 or 1.18% decrease when compared to a December 31, 1996 securities portfolio of $40,284,694. Investments in federal funds sold (an overnight investment), were $12,400,000, at June 30, 1997, compared to $7,800,000 at June 30, 1996. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

The following table provides the book value of the Bank's portfolio of investment securities as of June 30, 1997 and December 31, 1996:

                                                                   June 30, 1997         December 31, 1996
                                                                   _____________         _________________
Investments available-for-sale
  U.S. Treasury and agencies                                     $    19,965,313     $        20,092,813
  States and political subdivisions                                         -                       -
  Corporate and other investments                                      1,375,548               1,555,949
                                                                   _____________         _________________
    Total                                                        $    21,340,861     $        21,648,762


Investments held-to-maturity
  U.S. Treasury and agencies                                     $          -        $              -
  States and political subdivisions                                   18,468,014              18,635,932
  Corporate and other investments                                           -                       -
                                                                   _____________         _________________
    Total                                                        $    18,468,014     $        18,635,932

Deposits:
From June 30, 1996 to June 30, 1997 deposits have increased by $15,810,820 or 11.24%. Deposit growth has slowed over the past six months, increasing by $879,299 or .56% when compared to December 31, 1996. Late 1996 growth was due to management's decision to promote an attractive pricing strategy, increased marketing, and increased emphasis on implementing a sales culture within the
branches.   The growth in deposit accounts has primarily been in Money Market
Checking accounts and Non-interest bearing checking accounts. These two categories have increased 18.9% and 16.16%, respectively, when compared to deposit balances as of June 30, 1996. Non-interest bearing deposits continue to be a reliable and substantial portion of our deposit base accounting for 29.69% of total deposits at June 30, 1997.

Shareholders' Equity:
Shareholder equity increased $1,691,774 during the first half of 1997. Shareholder equity at June 30, 1997 amounted to $21,879,908 compared to $20,188,134 at December 31, 1996. The increase in equity reflects consolidated earnings of $1,776,699 and the proceeds from the exercise of stock options (8,383 shares for a total of $36,066). These additions to equity were partially offset by a change in the value of the "available for sale" portion of our investment portfolio. The "unrealized gain/loss" on this portion of the portfolio is reflected in shareholder equity. The current value of this segment of the bank's investment portfolio declined $120,991 when comparing December 31, 1996 to June 30, 1997.

Valley of the Rogue Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At June 30, 1997, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 16.23% and 17.48%, respectively.

Results of Operations

Earnings:
Bancorp's 1997 second quarter earnings of $942,416 represented a $106,982 or 12.8% increase over the second quarter earnings in the prior fiscal year and was a 12.9% increase over earnings in the prior quarter. Year to date earnings totaled $1,776,699 for an annualized return on average shareholder equity 16.89% and an annualized return on average outstanding assets of 1.99%. These returns compare to a 17.45% return on average equity and 2.00% return on average assets for the same period in 1996. For the year ended December 31, 1996, the Bancorp achieved a 17.26% return on average equity and a 1.99% return on average assets.

Interest Income and Expenses:
The following table shows the increase (decrease) in VRB Bancorp's consolidated interest income and expense when compared to the same period for the previous year. The table attributes such amounts to changes in volume as well as changes in rates:

                                                          For the Six Months Ended June 30, 1997
                                                          Increase (Decrease) Due To
                                                          Volume               Rate         Net Change
                                                         ________           ________        _________
Interest-earning assets:
     Loans                                          $     666,867       $    (20,433)   $    646,434
     Investment securities
          Taxable securities                               29,192             57,905          87,097
          Nontaxable securities **                         (1,177)            11,007           9,830
     Federal funds sold                                   111,961              2,499         114,460

          Total                                           806,844             50,977         857,821

Interest-bearing liabilities:
     Interest bearing checking and savings accounts       146,921            (22,069)        124,852
     Time deposits                                         43,283            (37,210)          6,073
     Borrowed funds                                          -                  -               -

          Total                                           190,205            (59,280)        130,925

Net increase (decrease) in net interest income      $     616,639       $    110,257    $    726,896

** Tax-exempt income has been adjusted to a tax equivalent basis at 34%.

Increasing loan volume supported the $857,821 or 13.1% increase in interest income (on a tax equivalent basis) for the first two quarters of 1997 when compared to the interest generated during the first six months of 1996. Interest expense increased $130,925 or 7.37% when comparing the $1.9 million incurred for the first six months of 1997 to 1996's comparable period of $1.8 million.

Interest Margin:
The Bank's net interest margin after adjusting tax exempt income to reflect a tax equivalent basis, increased $726,896 or 15.27% when comparing the first six months of 1997 with 1996. The margin expressed as a percentage of net average earning assets increased to 6.68% from 6.53% when comparing the periods ending June 30, 1997, and 1996, respectively.

Total earning assets averaged $161,462,361 and $143,725,468 for the six month periods ending June 30, 1997 and 1996. The average yield on earning assets, when adjusted to reflect the tax benefits on certain types of investments, increased to 9.16% in 1997, compared to 9.10% in 1996.

Interest bearing liabilities averaged $112,326,013 and $100,618,393 during the first six months of 1997 and 1996, respectively. The average cost of these liabilities decreased from 3.53% in 1996 to 3.40% in 1997. The average cost of total interest bearing liabilities and non-interest bearing deposits declined from 2.57% during 1996 to 2.47% during 1997.The following table presents average balances and interest income or interest expense with the resulting average yield or rates by category of average earning asset or interest bearing liability:

                            For the six months ended June 30,1997  For the six months ended June 30, 1996
                            _____________________________________  ______________________________________
                                 Average      Inc / Exp    Rate       Average        Inc / Exp      Rate
                              ____________   __________   _______   __________      __________      _____
Interest-earning assets:
   Loans *                    $104,815,698   $5,520,607   10.53%  $ 92,154,380      $4,874,173     10.58%
   Investment securities
      Taxable securities        22,521,044      747,510    6.64%    21,641,535         660,413      6.10%
      Nontaxable securities **  18,534,686      713,221    7.70%    18,565,267         703,391      7.58%
   Federal funds sold           15,590,933      412,994    5.30%    11,364,286         298,534      5.25%

Total interest earning
       assets                  161,462,361    7,394,332    9.16%   143,725,468       6,536,511      9.10%

   Cash and due from banks       9,785,421                           9,033,050
   Fixed assets                  4,350,041                           3,892,739
   Loan loss allowance          (1,626,805)                         (1,399,896)
   Other assets                  2,352,487                           2,388,258
Total Assets                  $176,323,505                        $157,639,619


Interest-bearing liabilities:
   Interest-bearing checking
       and savings accounts   $ 85,544,305   $1,270,891    2.97%  $ 75,654,947      $1,146,039      3.03%
   Time deposits                26,781,708      637,531    4.76%    24,963,446         631,458      5.06%
   Borrowed funds                     -            -       0.00%          -               -         0.00%

   Total interest-
       bearing liabilities     112,326,013    1,908,422    3.40%   100,618,393       1,777,497      3.53%

   Noninterest
       bearing deposits         41,936,823         -       0.00%    37,755,087            -         0.00%

   Total deposits
       and borrowed funds      154,262,836    1,908,422    2.47%   138,373,480       1,777,497      2.57%

   Other liabilities             1,199,595                           1,091,013

         Total Liabilities     155,462,431                         139,464,493

   Shareholders' equity         20,861,074                          18,175,126

Total liabilities
   and shareholders' eqity    $176,323,505                        $157,639,619


Net interest income                          $5,485,910                             $4,759,014


Net interest margin                                       6.68%                                     6.53%

* Nonaccrual loans are included in the average balance.
** Tax-exempt income has been adjusted to a tax equivalent basis at 34%.



Liquidity Management
With the recent growth in loans and loan commitments, management has become increasingly conscious of the importance of maintaining a strong liquidity ratio. As of June 30, 1997, the Bank's loan-to-deposit ratio was a moderate 69.63%. Additionally, the Bank has a borrowing agreement with FHLB of Seattle for cash advances up to approximately $8.8 million, as well as approximately $12.4 million in federal funds sold to meet potential liquidity needs.

Asset-Liability Management and Interest Rate Risk
The principal purpose of asset-liability management is to manage the Bank's sources and uses of funds to maximize net interest income under changing interest rate conditions. On a monthly basis, the Bank evaluates the stability of the bank's net interest margins and capital position under meaningful rate changes. This includes the calculation of the bank's "GAP", the difference between repricing assets and repricing liabilities in specific time periods. As of June 30, 1997, management's analysis indicated that the Bank's earnings risk was within acceptable guidelines and that mismatched positions are short term in nature.

Part II - Other Information


Item 1.  Legal Proceedings:

The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 2.  Changes in Securities:  None

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:

Merger with Colonial Banking Company: On July 25th, 1997, Valley of the Rogue Bank ( "the Bank" ) signed a letter of intent to merge with Colonial Banking Company ( "CB" ), an Oregon state bank. Subject to the preparation and approval of a definitive agreement, the Bank has the option to purchase all of the outstanding shares of CB stock for a cash price of approximately $17.3 million.

The Bank anticipates the merger to take place effective January 1, 1998. As of June 30, 1997, CB has $109.0 in total assets, of which $91.6 million are outstanding loans. CB has five full service branches in Southern Oregon, as well as a loan production office based out of Portland, Oregon.

In conjunction with the merger, the Board of Directors of VRB Bancorp has authorized a new public offering of shares of its common stock. The offering is expected to occur in the fourth quarter, with the intent to raise four to eight million in additional capital.

Item 6.  Exhibits and Reports on Form 8-K:  None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 1, 1997                          /s/Tom Anderson
                                               Tom Anderson
                                               Executive Vice President
                                               Chief Operating Officer and
                                               Secretary



Date:  August 1, 1997                          /s/Felice Belfiore
                                               Felice Belfiore
                                               Vice President
                                               Chief Financial Officer