Form 10-Q
period 1997-09-30
VRB BANCORP
filed 1997-11-14
CIK 944541

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Three Months Ended September 30, 1997



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

                              Yes   X         No
                                  -----          -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at November 13, 1997

 Common Stock, No par value                                8,188,090

                                VRB Bancorp

                                    Form 10-Q

                               September 30, 1997

                                Table of Contents



                                                                           Page
Part I    Financial Information                                           Number

     Item 1.   Financial Statements

               Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996......................  1

               Consolidated Statements of Income
               for the Nine Months Ended September 30, 1997 and 1996.........  2

               Consolidated Statements of Income
               for the Three Months Ended September 30, 1997 and 1996........  3

               Consolidated Statements of Changes in Shareholders' Equity
               For the Period December 31, 1995 through September 30, 1997...  4

               Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 1997 and 1996 ........  5

               Notes to Consolidated Financial Statements....................  6

     Item 2.   Management's discussion and analysis of financial
               condition and results of operations...........................  7

Part II   Other Information

     Item 2.   Changes in securities ........................................ 13

     Item 5.   Other information ............................................ 13

     Item 6.   Exhibits and reports on Form 8-K ............................. 13

Signatures................................................................... 15

                         Part I - Financial Information

Item 1 -- Financial Statements

                     VRB BANCORP CONSOLIDATED BALANCE SHEETS

                                                       June 30,     December 31,
                                                     ------------   ------------
                                                         1997           1996
                                                     ------------   ------------
                                                      (Unaudited)     (Audited)
                                                     ------------   ------------
ASSETS
     Cash and due from banks                         $  9,842,597   $ 17,916,909
     Federal funds sold                                20,000,000     11,300,000
                                                     ------------   ------------
          Total cash and cash equivalents              29,842,597     29,216,909
                                                     ------------   ------------
     Investments
          U.S. Treasury and agencies                   20,059,531     20,092,813
          States and political subdivisions            18,416,531     18,635,932
          Corporate and other investments               1,244,799      1,555,949
     Federal Home Loan Bank stock                       1,184,200      1,119,500

     Loans, net of allowance for loan losses
       and unearned income                            113,162,333     99,775,802
     Premises and equipment, net                        4,446,951      4,093,669
     Other real estate owned                                   --             --
     Accrued interest and other assets                  2,676,320      2,616,093
                                                     ------------   ------------
TOTAL ASSETS                                         $191,033,262   $177,106,667
                                                     ============   ============
LIABILITIES
     Deposits
          Demand deposits                            $ 48,079,094   $ 41,746,175
          Interest bearing demand deposits             76,475,552     69,082,274
          Savings deposits                             14,438,686     15,447,644
          Time deposits                                27,484,596     29,292,364
                                                     ------------   ------------
          Total deposits                              166,477,928    155,568,457

     Accrued interest and other liabilities             2,507,224      1,350,076
                                                     ------------   ------------
             Total liabilities                        168,985,152    156,918,533
                                                     ------------   ------------

SHAREHOLDERS' EQUITY
     Preferred stock, voting, $5 par value;
       5,000,000 shares authorized and unissued
     Preferred stock, nonvoting, $5 par value;
       5,000,000 shares authorized and unissued
     Common stock, no par value, 10,000,000 shares
       authorized with 7,188,090 and 7,149,364,
       issued and outstanding at September 30, 1997
       and December 31, 1996, respectively              9,576,121      9,480,330
     Unrealized gain on available for sale securities      36,184         55,789
     Retained earnings                                 12,435,805     10,652,015
                                                     ------------   ------------
          Total shareholders' equity                   22,048,110     20,188,134
                                                     ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $191,033,262   $177,106,667
                                                     ============   ============

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                            For the Nine Months Ended September 30,
                                            ---------------------------------------
                                                        1997          1996
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)
                                                    -----------   -----------
INTEREST INCOME
     Interest and fees on loans                       8,434,695     7,481,408
     Interest on  investment  securities:
          U.S.  Treasury and agencies                   999,529       884,350
          States and political  subdivisions            707,396       717,931
          Corporate and other investments               126,283       135,944
     Federal funds sold                                 656,042       464,259
                                                    -----------   -----------
     Total interest income                           10,923,946     9,683,892
                                                    -----------   -----------

INTEREST EXPENSE
     Interest  bearing demand deposits                1,725,695     1,463,141
     Savings  deposits                                  251,103       285,396
     Time deposits                                      965,116       934,149
     Borrowed funds                                          --            --
                                                    -----------   -----------
          Total interest expense                      2,941,914     2,682,686
                                                    -----------   -----------
          Net interest income                         7,982,032     7,001,206

PROVISION FOR LOAN  LOSSES                                   --            --
                                                    -----------   -----------
     Net interest income after provision for
       loan losses                                    7,982,032     7,001,206
                                                    -----------   -----------

NONINTEREST INCOME
     Service charges on deposit  accounts               774,622       736,847
     Other operating income                             328,449       303,458
     Securities transactions                              7,139            --
                                                    -----------   -----------
          Total noninterest income                    1,110,210     1,040,305
                                                    -----------   -----------

NONINTEREST EXPENSES
     Salaries and benefits                            3,042,752     2,727,833
     Net occupancy                                      564,289       474,711
     Communications                                     178,176       168,573
     Data processing                                    133,065       105,536
     FDIC insurance premium                              13,515         1,500
     Supplies                                           149,637       124,896
     Professional fees                                  127,270       108,523
     Other real estate expense                            1,166            --
     Other expenses                                     780,250       664,189
                                                    -----------   -----------
          Total noninterest expenses                  4,990,119     4,375,761
                                                    -----------   -----------

INCOME BEFORE INCOME TAXES                            4,102,123     3,665,750
PROVISION FOR INCOME TAXES                            1,312,000     1,220,000
                                                    -----------   -----------
NET INCOME                                            2,790,123     2,445,750
                                                    ===========   ===========
NET INCOME PER SHARE OF COMMON  STOCK                      0.39          0.35
                                                    ===========   ===========

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                     For the Three Months Ended
                                                             September 30,
                                                    ----------------------------
                                                           1997          1996
                                                    ----------------------------
                                                       (Unaudited)   (Unaudited)
                                                    ----------------------------
INTEREST INCOME
   Interest and fees on loans                            2,914,088     2,607,236
   Interest on investment securities:
     U.S. Treasury and agencies                            336,187       315,275
     States and political subdivisions                     236,669       253,693
     Corporate and other investments                        42,116        44,607
   Federal funds sold                                      243,048       165,725
                                                       -----------   -----------
        Total interest income                            3,772,108     3,386,536
                                                       -----------   -----------

INTEREST EXPENSE
   Interest bearing demand deposits                        621,640       508,743
   Savings deposits                                         84,266        93,756
   Time deposits                                           327,586       302,691
   Borrowed funds                                               --            --
                                                       -----------   -----------
        Total interest expense                           1,033,492       905,190
                                                       -----------   -----------
        Net interest income                              2,738,616     2,481,346

PROVISION FOR LOAN LOSSES                                       --            --
                                                       -----------   -----------
   Net interest income after provision for loan losses   2,738,616     2,481,346
                                                       -----------   -----------
NONINTEREST INCOME
   Service charges on deposit accounts                     256,696       247,827
   Other operating income                                  128,236        94,632
   Securities transactions                                      --            --
                                                       -----------   -----------
     Total noninterest income                              380,932       342,459
                                                       -----------   -----------

NONINTEREST EXPENSES
   Salaries and benefits                                 1,011,086       926,179
   Net occupancy                                           201,119       155,398
   Communications                                           63,063        55,610
   Data processing                                          45,151        34,027
   FDIC insurance premium                                    4,706           500
   Supplies                                                 44,801        41,653
   Professional fees                                        50,403        32,517
   Other real estate expen                                      --            --
   Other expenses                                          289,795       251,182
                                                       -----------   -----------
     Total noninterest expenses                          1,710,124     1,497,066
                                                       -----------   -----------

INCOME BEFORE INCOME TAXES                               1,409,424     1,326,737
PROVISION FOR INCOME TAXES                                 396,000       448,000
                                                       -----------   -----------
NET INCOME                                               1,013,424       878,737
                                                       ===========   ===========
NET INCOME PER SHARE OF COMMON STOCK                          0.14          0.12

                                                       ===========   ===========

                                   VRB BANCORP
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER EQUITY

                                                                                              Net Unrealized Gain
                                                                                                   (Loss) on           Total
                                             Common Stock                        Retained      Available-for-sale  Shareholders'
                                                Shares           Amount          Earnings           Secirotoes         Equity
                                            ------------      ------------      ------------      ------------      ------------
   BALANCE, December 31,
     1995 (Audited)                         $  2,333,019      $  9,085,013      $  8,355,113      $     29,619      $ 17,469,745
   Stock options exercised
     (January 1 to
     October 30, 1996)                            50,180           304,054              --                --             304,054
   Income tax benefits from
     exercise of stock option                       --              91,263              --                --              91,263
   Cash dividend ($.40 per
     share, paid November 20,
     1996)                                          --                --            (953,280)             --            (953,280)
   3 for 2 stock split
     (November 20, 1996)                       1,191,483              --                --                --                --
   Payments for fractional
     shares related to stock                        --                --              (1,088)             --              (1,088)
   Net income                                       --                --           3,251,270              --           3,251,270
   Changes in net unrealized
     gain on available-for-sale
     securities, net of taxes                       --                --                --              26,170            26,170
                                            ------------      ------------      ------------      ------------      ------------

   BALANCE, December 31,
     1996 (Audited)                            3,574,682         9,480,330        10,652,015            55,789        20,188,134
   Stock options exercised
     (January 1, 1997 to
      September 10, 1997)                         17,475            85,230              --                --              85,230
   2 for 1 stock split
     (September 10, 1997)                      3,592,157              --
   Stock options exercised
     (September 11, 1997 to
      September 30, 1997)                          3,776            10,561              --                --              10,561
   Cash dividend Declared
     ($.14 per share)                         (1,006,333)       (1,006,333)
   Net income                                       --                --           2,790,123              --           2,790,123
   Changes in net unrealized
     (loss) on available-for
     -sale securities, net
     of taxes                                       --                --                --             (19,605)          (19,605)
                                            ------------      ------------      ------------      ------------      ------------
   BALANCE, September 30,
     1997 (Unaudited)                          7,188,090      $  9,576,121      $ 12,435,805      $     36,184      $ 22,048,110
                                            ============      ============      ============      ============      ============

                                   VRB BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Nine Months Ended September 30,
                                                               ---------------------------------------
                                                                        1997                  1996
                                                                    ------------          ------------
                                                                     (Unaudited)           (Unaudited)

CASH FLOWS RELATING TO OPERATING ACTIVITIES
     Net income                                                        2,790,123             2,445,750
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                  375,064               345,935
          FHLB stock dividend                                            (64,700)              (63,264)
          Gain on sale of securities                                      (7,139)                  --
     Change in cash due to changes in certain assets:
          Decrease in accrued interest and other assets                 (142,951)             (254,142)
          Decrease in accrued interest and other liabilities             176,135              (202,188)
                                                                    ------------          ------------
          Net cash provided by operating activities                    3,126,532             2,272,091
                                                                    ------------          ------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES
     Proceeds from the sale of available-for-sale securities
     Proceeds from the maturity and principal payments of
       available-for-sale securities                                   3,316,427             5,597,287
     Proceeds form the maturity and principal payments of
       held-to-maturity securities                                       215,000               940,000
     Purchases of available-for-sale securities                       (3,000,000)           (9,990,625)
     Purchases of held-to-maturity securities                                 --            (4,702,623)
     Net increase in loans                                           (13,386,531)           (7,552,982)
     Purchase of premises and equipment                                 (635,782)             (374,504)
                                                                    ------------          ------------
          Net cash used in investing activities                      (13,490,886)          (16,083,447)
                                                                    ------------          ------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES
     Net increase in deposits                                         10,909,471            13,411,890
     Cash received from exercise of common stock options                  80,571               153,466
                                                                    ------------          ------------
          Net cash provided by financing activities                   10,990,042            13,565,356
                                                                    ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     625,688              (246,000)
CASH AND CASH EQUIVALENTS, beginning of period                        29,216,909            18,099,620
                                                                    ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                            $ 29,842,597          $ 17,853,620
                                                                    ============          ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
     Cash paid for interest                                         $  2,939,358          $  2,714,469
     Cash paid for taxes                                            $    895,994          $  1,029,018

SCHEDULE OF NONCASH ACTIVITIES
     Changes in unrealized loss on available-for-sale
       securities, net of tax                                       $    (19,605)         $   (345,206)

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank (collectively, the "Company").

NOTE 2 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report to Shareholders. The operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any other future interim period.

NOTE 3 -- ACCOUNTING CHANGES

In February of 1997, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 replaces current standards for computing and presenting earnings per share and requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plan(s).

Pro forma amounts for basic and diluted earnings per share assuming SFAS 128 had been in effect are as follows:

                                                Three Months Ended                         Nine Months Ended
                                                   September 30,                             September 30,
                                      ---------------------------------------   ----------------------------------------
                                             1997                 1996                 1997                  1996
                                      ------------------   ------------------   ------------------    ------------------

Basic Earnings Per Share              $      0.14          $      0.12          $      0.39          $       0.35
Diluted Earnings Per Share            $      0.14          $      0.12          $      0.38          $       0.34


NOTE 4 -- SUBSEQUENT EVENTS

On November 12, 1997, the Company sold 1.0 million shares of newly issued common stock in a public stock offering registered with Securities and Exchange Commission. The shares were sold to the public at $8.50 per share and resulted in estimated net proceeds of $7,655,000, after deducting $845,000 for underwriting disclounts, commissions and other offering expenses.

Item 2 --  Management's  Discussion  and  Analysis of  Financial  Condition  and
           Results of Operations

Three Months Ended September 30, 1997
The Company's 1997 third quarter earnings totaled $1,013,000, or $.14 per common share outstanding. The results represented a $134,000 or 15.2% increase over 1996 third quarter earnings of $879,000, or $.12 per common share outstanding.

Nine Months Ended September 30, 1997
Earnings for the nine months ended September 30, 1997 were $2,790,000, or $.39 per share compared to $2,446,000, or $.35 per share for the nine months ended September 30, 1996. The Company's annualized return on average shareholder equity was 17.41% and 17.61% for the periods ended September 30, 1997 and 1996 respectively. For the same periods, the Company's annualized return on average outstanding assets was 2.07% and 2.03%, respectively.

Net Interest Income

Three Months Ended  September 30, 1997
The Company's net interest income for the three months ended September 30, 1997, after adjusting tax exempt income to reflect a tax equivalent basis, increased $249,000 or 9.5% to $2,861,000, compared to $2,612,000 for the comparable quarter in 1996. The net interest margin (net interest income as a percentage of net average earning assets) was 6.68% and 6.89% for the periods ended September 30, 1997 and 1996, respectively.

Nine Months Ended September 30, 1997
The Company's net interest income after adjusting tax exempt income to reflect a tax equivalent basis, increased from $7371,000 to $8,318,000, an increase of $947,000 or 12.8% for the first nine months of 1997 compared to the first nine months of 1996. The net interest margin increased to 6.73% to 6.71% when comparing the periods ended September 30, 1997, and 1996, respectively.

Total earning assets averaged $164,736,000 and $146,409,000 for the nine month periods ended September 30, 1997 and 1996, respectively. The average yield on earning assets decreased to 9.11% in 1997 compared to 9.16% in 1996. Loan yields have declined as the Company's variable rate loans have repriced at rates below those prevailing throughout 1996.

Interest-bearing liabilities averaged $112,224,000 and $101,868,000 during the first nine months of 1997 and 1996, respectively. The average cost of these liabilities decreased slightly to 3.50% in 1997 from $3.51 in 1996. The average cost of total interest bearing liabilities and non-interest bearing deposits declined to 2.49% during the first nine months of 1997 from 2.54% during the first nine months of 1996.

The following table presents average balances and interest income or interest expense with the resulting average yield or rates by category of average earning asset or interest bearing liability:

                                     For the nine months ended                   For the nine months ended
                                        September 30, 1997                           September 30, 1997
                              ----------------------------------------     ----------------------------------------
(in thousands)                   Average       Inc/Exp        Rate            Average      Inc/Exp         Rate
                              ------------  ------------  ------------     ------------  ------------  ------------

Interest-earning assets:
   Loans*                        $ 107,445     $   8,406      10.43%          $  93,625     $   7,481      10.65%
   Investment securities
      Taxable securities            22,510         1,126       6.67              21,984         1,020       6.19%
      Nontaxable securities**       18,501         1,072       7.73              19,032         1,088       7.62%
   Federal funds sold               16,280           656       5.37              11,768           464       5.26%
                              ------------  ------------  ------------     ------------  ------------  ------------

      Total interest earning
        assets                     164,736        11,260       9.11             146,409        10,053       9.16%
                              ------------  ------------  ------------     ------------  ------------  ------------

   Cash and due from banks           9,969                                        8,998
   Fixed assets                      4,396                                        3,922
   Loan loss allowance              (1,613)                                      (1,397)
   Other assets                      2,449                                        2,389

      Total Assets               $ 179,937                                    $ 160,321
                              ============                                 ============

Interest-bearing liabilities:
   Interest-bearing checking
     accounts                 $     70,836  $      1,726       3.25%       $     60,521  $      1,463       3.22%
   Savings accounts                 14,641           251       2.29%             16,423           285       2.31%
   Time deposits                    26,747           965       4.81%             24,924           934       5.00%
   Borrowed funds                       --            --         --%                 --            --       0.00%
                              ------------  ------------  ------------     ------------  ------------  ------------
      Total interest-bearing
        liabilitise                l12,224         2,942       3.50%            101,868         2,682       3.51%

      Noninterest-bearing
        deposits                    45,048            --         --              38,815            --         --
                              ------------  ------------  ------------     ------------  ------------  ------------

         Total deposits and
           borrowed funds          157,272         2,942       2.49%            140,683         2,682       2.54%
                              ------------  ------------  ------------     ------------  ------------  ------------

      Other liabilities              1,296                                        1,116
                              ------------                                 ------------

         Total liabilities         158,568                                      171,799

      Shareholders' equity          21,369                                       18,522
                              ------------                                 ------------

         Total liabilities and
           shareholders'
           equity             $    179,937                                 $    160,321
                              ------------                                 ------------

      Net interest income                   $      8,318                                 $      7,371
                                            ============                                 ============
      Net interest margin                                      6.73%                                        6.71%
                                                          ============                                 ============

 *   Nonaccrual loans are included in the average balance.
**   Tax-exempt income has been adjusted to a tax equivalent basis at 34%.

The following table shows the increase (decrease) in the Company's consolidated interest income and expense for the nine months ended September 30, 1997 when compared to the same period for the previous year. The table attributes such amounts to changes in volume as well as changes in rates:

                                    For the Nine Months Ended September 30, 1977
                                             Increase (Decrease) Due to
(in thousands)                        Volume           Rate         Net Change

Interest-earning assets:
   Loans                             $      1,081   $       ($56)  $        925
                                     ------------   ------------   ------------
   Investment securities
     Taxable securities                        26             80            106
     Nontaxable securities**                  (31)            15            (16)
   Federal funds sold                         182             10            192
                                     ------------   ------------   ------------
     Total                                  1,258            (51)         1,207
                                     ------------   ------------   ------------
Interest-bearing liabilities:
   Interest bearing checking                  251             12            263
   Savings accounts                           (31)            (3)           (34)
   Time deposits                                6            (35)            31
   Borrowed funds                              --             --             --
                                     ------------   ------------   ------------
     Total                           $        286   $        (26)  $        260
                                     ------------   ------------   ------------

Net increase (decrease) in
  net interest income                $        972   $        (25)  $        947
                                     ============   ============   ============

Financial Condition

The table below provides summary balance sheets at September 30, 1997 and December 31, 1996, showing the changes that have occurred in the major financial categories:


                                   September 30,  December 31,
                                   ---------------------------
                                        1977       1976     $ Change    % Change
                                      --------   --------   --------    --------
(in thousands)
ASSETS
   Loans                              $113,162   $ 99,776   $ 13,386       13.42%
   Investments                          40,905     41,404       (499)      (1.21%)
   Federal funds sold                   20,000     11,300      8,700       76.99%
   Other Assets                         16,966     24,627     (7,661)     (31.11%)
                                      --------   --------   --------    --------
    Total assets                      $191,033   $177,107   $ 13,926        7.86%
                                      ========   ========   ========    ========

LIABILITIES AND EQUITY
   Noninterest bearing deposits       $ 48,079   $ 41,746   $  6,333       15.17%
   Interest bearing deposits           118,399    113,822      4,577        4.02%
                                      --------   --------   --------    --------
      Total Deposits                   166,478    155,568     10,910        7.01%

   Other Liabilities                     2,507      1,351      1,156       85.57%
                                      --------   --------   --------    --------
      Total Liabilities                168,985    156,919     12,066        7.69%
                                      --------   --------   --------    --------
      Total Capital                     22,048     20,188      1,860        9.21%
                                      --------   --------   --------    --------

      Total Liabilities and Capital   $191,033   $177,107   $ 13,926        7.86%
                                      ========   ========   ========    ========

Loans

The Company provides a broad range of commercial and real estate lending services. Credit is extended principally to small to medium sized businesses in the local area. Outstanding loans totaled $113,162,000 at September 30, 1997, representing a $13,386,000 or 13.42% increase when compared to loans of $99,776,000 as of December 31, 1996. Loan commitments, principally real estate construction notes and commercial lines of credit, grew to $20.1 million at September 30, 1997 compared with commitments of $16.2 million at December 31, 1996.

Reflective of the Company's customer base, as well as trends within the local economy, 65.29% of the Company's loan portfolio resides in real estate mortgage loans. Of the $73.9 million in real estate mortgage loans outstanding as of September 30, 1997, approximately $49.2 million were made to commercial customers where the collateral for the loans includes the real estate occupied by the customers' businesses. An additional $15.9 million represented loans for construction and land development. In total, 88% of loans characterized as real estate mortgage loans could be characterized as commercial and construction loans that are secured by real estate.

The following table presents the composition of the Company's loan portfolio at the dates indicated:

                                 September 30, 1997         December 31, 1996
                              ------------------------   -----------------------
                                Amount      Percentage     Amount     Percentage
                              ----------    ----------   ----------   ----------

   (in thousands)
   Commercial                  $  12,690         11.21%   $  13,181       13.21%
   Real estate construction       15,925         14.07%       9,112        9.13%
   Real estate mortgage           73,886         65.29%      66,210       66.36%
   Consumer and other             12,211         10.79%      12,906       12.93%
                              ----------    ----------   ----------   ----------

                                 114,712        101.37%     101,409      101.64%
   Allowance for loan losses      (1,550)        (1.37%)     (1,633)      (1.64%)
                              ----------    ----------   ----------   ----------
   Net loans                   $ 113,162        100.00%   $  99,776      100.00%
                              ----------    ----------   ----------   ----------

Loan Loss Reserve

The reserve for loan losses represents management's estimate of the Company's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Company's loan portfolio, which is influenced by nonperforming loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to mitigate credit losses by maintaining strong underwriting standards and closely monitoring the financial condition of the borrower. As of September 30, 1997, the Company's loan loss reserve was $1,550,000 and is believed to be adequate to absorb potential credit losses.

Three Months Ended September 30, 1997
The Company did not record a provision for loan losses in the third quarters of 1997 or 1996. Charge-offs totaled $60,000 and $3,000 for the three months ended September 30, 1997 and 1996, respectively, and recoveries were $6,000 and $5,000, respectively, for the same periods.

Nine Months Ended September 30, 1997
Management did not adjust the Company's loan loss reserve for the nine months ended September 30, 1997 or for the comparable period in 1996. Charge-offs totaled $107,000 up $82,000 compared with charge-offs of $25,000 for the comparable period in 1996. Recoveries totaled $25,000 and $11,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

The following table presents information with respect to nonperforming assets:

                                       September 30, 1997      December 31, 1996
   (in thousands)                      ------------------      -----------------
   Loans on nonaccrual status             $        357           $          58
   Loans past due greater than 90 days
     but not on nonaccrual status                   58                      12
   Other real estate owned                          --                      --
                                          ------------           -------------
    Total nonperforming assets            $        415           $          70
                                          ============           =============
   Percentage of nonperforming assets
     to total assets                              0.22%                   0.04%
                                          ============           =============

Investment Portfolio

Investment securities are purchased for managing liquidity and generating after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of September 30, 1997, the Company's portfolio of investment securities (including FHLB stock) totaled $40,905,000, a decrease of $499,000 or 1.21% when compared to the balance of the portfolio at December 31, 1996 of $41,404,000. Investments in federal funds sold totaled $20,000,000 as of September 30, 1997, compared to the $11,300,000 invested as of December 31, 1996.

The following table provides the book value of the Company's portfolio of investment securities as of June 30, 1997 and December 31, 1996:

   (in thousands)                       September 30, 1997     December 31, 1996
                                        ------------------     -----------------
   Investment available-for-sale
      U.S. Treasury and agencies             $ 20,060              $ 20,093
   States and political subdivisions               --                    --
     Corporate and other investments            1,245                 1,555
                                             --------              --------
                                             $ 21,305              $ 21,649
                                             ========              ========

   Investment held-in-maturity
          U.S. Treasury and agencies         $     --              $     --
   States and political subdivisions           18,417                18,636
     Corporate and other investments               --                    --
                                             --------              --------
                                             $ 18,417              $ 18,636
                                             ========              ========

Deposits

Deposits are the Company's major source of funds available for lending and other investment opportunities. Deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Substantially all of the Company's depositors are residents of southern Oregon. Deposits have grown $10,910,000, or 7.01% over the last nine months to a total balance of $166,478,000 as of September 30, 1997 as compared to total deposits of $155,568,000 as of December 31, 1996. The growth in deposit accounts has primarily been in Money Market and Non-Interest Bearing Checking accounts. These two categories have increased 20.6% and 15.2%, respectively, when compared to their respective deposit balances as December 31, 1996. Non-interest bearing deposits continue to be a reliable and substantial portion of our deposit base accounting for 28.9% of total deposits at September 30, 1997.

Shareholders' Equity

Shareholder equity at September 30,1 997 amounted to $22,048,000 compared to $20,188,000 at December 31, 1996. The increase in equity reflects consolidated earnings of $2,790,123 and the proceeds from the exercise of stock options (38,726 shares for a total increase of $95,791). These additions to equity were partially offset by a change in the value of the "available for sale" portion of our investment portfolio. The "unrealized gain/loss" on this portion of the portfolio is reflected in shareholder equity. The current value of this segment of the Company's investment portfolio declined $19,605, net of tax, when comparing December 31, 1996 to September 30, 1997.

The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At September 30, 1997, the Company was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Company's actual ratios at that date were 15.63% and 16.77%, respectively.

Liquidity and Capital Resources

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments , and to take advantage of investment opportunities. With the recent growth in loans and loan commitments, as well as the impending acquisition of Colonial Banking Company, management has become increasingly conscious of the importance of maintaining a position of strong liquidity. As of September 30, 1997, the Company had cash and cash equivalents of $29.8 million, or 15.6% of total assets. Additionally, the Company has a short term borrowing arrangement with FHLB of Seattle for cash advances up to approximately $8.5 million.

Asset-Liability Management and Interest Rate Risk

The principal purpose of asset-liability management is to manage the Company's sources and uses of funds to maximize net interest income under changing interest rate conditions. On a monthly basis, the Company evaluates the stability of the Company's net interest margins and capital position under meaningful rate changes. This includes the calculation of the Company's "GAP", the difference between repricing assets and repricing liabilities in specific time periods. As of September 30, 1997, management's analysis indicated that the Company's interest rate risk was within acceptable guidelines and that mismatched positions are short term in nature.

                           Part II - Other Information

Item 2 -- Changes in Securities and Use of Proceeds

On November 6, 1997, the Company commenced an offering of 1,000,000 shares of its common stock (plus an additional 150,000 shares to cover over-allotments) pursuant to a registration statement on Form S-1 (Commission file number 333-37167) that was declared effective by the Securities and Exchange Commission on November 5, 1997. The managing underwriter for the offering was Black & Company, Inc., Portland, Oregon. A total of 1,150,000 shares of common stock was registered for sale by the Company at a price to the public of $8.50 per share, for an aggregate offering price of $9,775,000. The offering closed on November 12, 1997 with the sale of 1,000,000 shares, subject to the exercise of the over-allotment option which may be exercised by the underwriters any time prior to December 5, 1997. Total fees and expenses payable by the Company in connection with the offering are estimated at $845,000, including $595,000 in underwriting discounts and commissions, $45,000 for SEC, NASD and Nasdaq Stock Market filing fees and blue sky fees and expenses, $200,000 for legal, accounting and printing fees and $5,000 for other expenses. No fees or expenses were paid to directors, officers or holders of more than 10% of the outstanding shares of the Company. The net proceeds to the Company, estimated at $7,655,000, will be used in connection with the acquisition of Colonial Banking Company, expected to occur in early January, 1998. Pending such use, the net proceeds are invested in short-term, investment-grade securities.

Item 5 -- Other Information

Effective September 30, 1997, the Company's wholly-owned subsidiary, Valley of the Rogue Bank ("the Bank"), signed a definitive merger agreement with Colonial Banking Company ("CBC") pursuant to which CBC would be merged with and into the Bank, with the resulting bank continuing under the name and charter of Valley of the Rogue Bank. The merger is subject to satisfaction of certain conditions of closing, including regulatory and shareholder approval. The Bank has agreed to purchase all of the outstanding shares of CBC stock for a cash price of approximately $17.3 million. The Bank anticipates the merger to take place effective early in January 1998. As of September 30, 1997, CBC has $112.9 million in total assets, of which $97.1 million represent outstanding loans. CBC has five full service branches in Southern Oregon, as well as a loan production office in Portland, Oregon. Following the merger, four of CBC's branches will become branch offices of the Bank, and a fifth branch will be consolidated into the Bank's main office in Rogue River, Oregon.

Item 6 -- Exhibits and Reports on Form 8-K

(a)      Exhibits

The following exhibits are being filed with or incorporated by reference into this report in Form 10-Q and this list shall constitute the exhibit index:

3.1       Articles of Incorporation of VRB Bancorp*

3.2       Bylaws of VRB Bancorp*

4.0       Specimen stock certificate*

10.1 Stock Option Agreement, dated July 24, 1997, between Valley of the Rogue Bank and the shareholders of Investors Banking Corporation**

10.2 Plan of Merger, dated September 30, 1997, between Valley of the Rogue Bank and Colonial Banking Company**

10.3 Ground Lease Agreement dated June 1, 1988, relating to lease of parking area of Poplar Drive Branch Office*

10.4 Lease Agreement and Memorandum of Agreement dated August 15, 1989 relating to lease of Stewart Avenue Branch Office*

10.5 Lease Agreement dated December 27, 1979, and related agreements relating to the Talent Branch Office*

10.6 Employment Agreement dated April 10, 1992, by and between Valley of the Rogue Bank and Tom Anderson*

10.7 Employment Agreement dated January 11, 1993, and Amendment to Employment Agreement, dated September 26, 1994, by and between Valley of the Rogue Bank and William A. Haden*

10.8 1994 Amended Non-Discretionary Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.3 of the
          Registrant's registration statement on Form S-8 filed with the Commission on October 3, 1995)

10.9      1994  Amended   Non-Qualified   Stock  Option  Plan  (incorporated  by
          reference to Exhibit 4.3 of the Registrant's registration statement on Form S-8 filed with the Commission on October 3, 1995)

10.10 Employment Agreement dated February 27, 1997 by and among Valley of the Rogue Bank, VRB Bancorp and Felice Belfiore**

10.11 Employment Agreement dated May 1, 1996 by and between Valley of the Rogue Bank and Brad Copeland**

27.0      Financial Data Schedule

_____________________

* Incorporated by reference to the Company's registration statement on Form 10 (Commission file number 0-25932) filed April 26, 1995 pursuant
          to  Section  12(g)  of  the  Securities   Exchange  Act  of  1934.

** Incorporated by reference to the Company's registration statement on Form S-1 (Commission File number 333-37167 declared effective November 5, 1997).



(b)      Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 1997           /s/ Tom Anderson
                                   ---------------------------------------------
                                   Tom Anderson
                                   Executive Vice President
                                   Chief Operating Officer and Secretary



Date:  November 13, 1997           /s/ Felice Belfiore
                                   ---------------------------------------------
                                   Felice Belfiore
                                   Vice President
                                   Chief Financial Officer