Form 10-Q/A
period 1997-09-30
VRB BANCORP
filed 1997-11-19
CIK 944541

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                 FORM 10-Q/A

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Three Months Ended September 30, 1997



                                     0-25932
                             ----------------------
                            (Commission File Number)


                                   VRB BANCORP
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)





--------------------------------------    ------------------------------------
                OREGON                                 93-0892559
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)


 110 Pine Street, Rogue River, Oregon                    97537
--------------------------------------    ------------------------------------
   (Address of principal executive                     (Zip Code)
               offices)

Registrant's telephone number,                       (541) 582-3216
including area code


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) to the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes      X        No
                           -----------      -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at November 13, 1997

      Common Stock, No par value                      8,188,090

                                 VRB Bancorp

                                  Form 10-Q/A

                             September 30, 1997

                              Table of Contents

                                                                        Page
                                                                       Number
Part I Financial Information

      Item 1   Financial Statements

            Consolidated Balance Sheets
            September 30, 1997 and December 31, 1996..................  1

            Consolidated Statements of Income
            for the Nine Months Ended September
            30, 1997 and 1996.........................................  2

            Consolidated Statements of Income
            for the Three Months Ended September
            30, 1997 and 1996.........................................  3

            Consolidated Statements of Changes in Shareholders' Equity For the Period December 31, 1995 through
            September 30, 1997........................................  4

            Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30,
            1997 and 1996.............................................  5

            Notes to Consolidated Financial Statements................  6

      Item 2    Management's discussion and analysis of financial
                condition and results of operations...................  7

Part II     Other Information

      Item 2    Changes in securities................................. 13

      Item 5    Other information .................................... 13

      Item 6    Exhibits and reports on Form 8-K...................... 13

Signatures  .......................................................... 15

                        Part I - Financial Information

Item 1 - Financial Statements

                                 VRB BANCORP
                         CONSOLIDATED BALANCE SHEETS

                                                   September 30,   December 31,
                                                    ------------   ------------
                                                       1997           1996
                                                    ------------   ------------
                                                    (Unaudited)     (Audited)
                                                    ------------   ------------
ASSETS
  Cash and due from banks                         $   9,842,597  $  17,916,909
  Federal funds sold                                 20,000,000     11,300,000
                                                    ------------   ------------
   Total cash and cash equivalents                   29,842,597     29,216,909
                                                    ------------   ------------

  Investments
   U.S. Treasury and agencies                        20,059,531     20,092,813
   States and political subdivisions                 18,416,531     18,635,932
   Corporate and other investments                    1,244,799      1,555,949
  Federal Home Loan Bank stock                        1,184,200      1,119,500

  Loans, net of allowance for loan losses and       113,162,333     99,775,802
  unearned income
  Premises and equipment, net                         4,446,951      4,093,669
  Other real estate owned                                     -              -
  Accrued interest and other assets                   2,676,320      2,616,093
                                                    ------------   ------------

TOTAL ASSETS                                      $ 191,033,262  $ 177,106,667
                                                    ============   ============

LIABILITIES
  Deposits
   Demand deposits                                $  48,079,094  $  41,746,175
   Interest bearing demand deposits                  76,475,552     69,082,274
   Savings deposits                                  14,438,686     15,447,644
   Time deposits                                     27,484,596     29,292,364
                                                    ------------   ------------
      Total deposits                                166,477,928    155,568,457

  Accrued interest and other liabilities              2,507,224      1,350,076
                                                    ------------   ------------
      Total liabilities                             168,985,152    156,918,533
                                                    ------------   ------------

SHAREHOLDERS' EQUITY
  Preferred stock, voting, $5 par value;
  5,000,000 shares
   authorized and unissued
  Preferred stock, nonvoting, $5 par value;
  5,000,000 shares
   authorized and unissued
  Common stock, no par value, 10,000,000 shares
  authorized
   with 7,188,090 and 7,149,364, issued and           9,576,121      9,480,330
  outstanding
   at September 30, 1997 and December 31, 1996,
  respectively
  Unrealized gain on available-for-sale                  36,184         55,789
  securities
  Retained earnings                                  12,435,805     10,652,015
                                                    ------------   ------------
   Total shareholders' equity                        22,048,110     20,188,134
                                                    ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 191,033,262  $ 177,106,667
                                                    ============   ============

                                 VRB BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME

                                               For the Nine Months Ended
                                                     September 30,
                                            ----------------------------------
                                                 1997              1996
                                            ----------------  ----------------
                                              (Unaudited)       (Unaudited)
                                            ----------------  ----------------

INTEREST INCOME
  Interest and fees on loans              $       8,434,695 $       7,481,408
  Interest on investment securities:
   U.S. Treasury and agencies                       999,529           884,350
   States and political subdivisions                707,396           717,931
   Corporate and other investments                  126,284           135,944
  Federal funds sold                                656,042           464,259
                                            ----------------  ----------------
   Total interest income                         10,923,946         9,683,892
                                            ----------------  ----------------

INTEREST EXPENSE
  Interest bearing demand deposits                1,725,695         1,463,141
  Savings deposits                                  251,103           285,396
  Time deposits                                     965,116           934,149
  Borrowed funds                                          -                 -
                                            ----------------  ----------------
   Total interest expense                         2,941,914         2,682,686
                                            ----------------  ----------------
   Net interest income                            7,982,032         7,001,206

PROVISION FOR LOAN LOSSES                                 -                 -
                                            ----------------  ----------------
   Net interest income after provision            7,982,032         7,001,206
  for loan losses
                                            ----------------  ----------------

NONINTEREST INCOME
  Service charges on deposit accounts               774,622           736,847
  Other operating income                            328,449           303,458
  Securities transactions                             7,139                 -
                                            ----------------  ----------------
   Total noninterest income                       1,110,210         1,040,305
                                            ----------------  ----------------

NONINTEREST EXPENSES
  Salaries and benefits                           3,042,752         2,727,833
  Net occupancy                                     564,289           474,711
  Communications                                    178,176           168,573
  Data processing                                   133,065           105,536
  FDIC insurance premium                             13,515             1,500
  Supplies                                          149,637           124,896
  Professional fees                                 127,270           108,523
  Other real estate expense                           1,165                 -
  Other expenses                                    780,250           664,189
                                            ----------------  ----------------
   Total noninterest expenses                     4,990,119         4,375,761
                                            ----------------  ----------------

INCOME BEFORE INCOME TAXES                        4,102,123         3,665,750
PROVISION FOR INCOME TAXES                        1,312,000         1,220,000
                                            ----------------  ----------------
NET INCOME                                $       2,790,123 $       2,445,750
                                            ================  ================
NET INCOME PER SHARE OF COMMON STOCK      $            0.39 $            0.35
                                            ================  ================

                                 VRB BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME

                                               For the Three Months Ended
                                                       September 30,
                                            ----------------------------------
                                                 1997              1996
                                            ----------------  ----------------
                                              (Unaudited)       (Unaudited)
                                            ----------------  ----------------

INTEREST INCOME
   Interest and fees on loans             $       2,914,088 $       2,607,236
   Interest on investment securities:
     U.S. Treasury and agencies                     336,187           315,275
     States and political subdivisions              236,669           253,693
     Corporate and other investments                 42,116            44,607
   Federal funds sold                               243,048           165,725
                                            ----------------  ----------------
     Total interest income                        3,772,108         3,386,536
                                            ----------------  ----------------

INTEREST EXPENSE
   Interest bearing demand deposits                 621,640           508,743
   Savings deposits                                  84,266            93,756
   Time deposits                                    327,586           302,691
   Borrowed funds                                         -                 -
                                            ----------------  ----------------
     Total interest expense                       1,033,492           905,190
                                            ----------------  ----------------
     Net interest income                          2,738,616         2,481,346

PROVISION FOR LOAN LOSSES                                 -                 -
                                            ----------------  ----------------
     Net interest income after provision          2,738,616         2,481,346
     for loan losses
                                            ----------------  ----------------

NONINTEREST INCOME
   Service charges on deposit accounts              252,696           247,827
   Other operating income                           128,236            94,632
   Securities transactions                                -                 -
                                            ----------------  ----------------
     Total noninterest income                       380,932           342,459
                                            ----------------  ----------------

NONINTEREST EXPENSES
   Salaries and benefits                          1,011,086           926,179
   Net occupancy                                    201,119           155,398
   Communications                                    63,063            55,610
   Data processing                                   45,151            34,027
   FDIC insurance premium                             4,706               500
   Supplies                                          44,801            41,653
   Professional fees                                 50,403            32,517
   Other real estate expense                              -                 -
   Other expenses                                   289,795           251,184
                                            ----------------  ----------------
     Total noninterest expenses                   1,710,124         1,497,068
                                            ----------------  ----------------

INCOME BEFORE INCOME TAXES                        1,409,424         1,326,737
PROVISION FOR INCOME TAXES                          396,000           448,000
                                            ----------------  ----------------
NET INCOME                                $       1,013,424 $         878,737
                                            ================  ================
NET INCOME PER SHARE OF COMMON STOCK      $            0.14 $            0.12
                                            ================  ================

                                 VRB BANCORP
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                      Net
                                                                                   Unrealized
                                                                                 Gain (Loss) on
                               Common                                            Available-for-         Total
                               Stock                            Retained              Sale           Shareholders'
                               Shares          Amount           Earnings           Securities           Equity
                              ----------    -------------    ---------------     ---------------    ---------------
BALANCE, December 31,                     $    9,085,013   $      8,355,113    $         29,619   $     17,469,745
  1995 (Audited)              2,333,019
Stock options exercised                                                   -                   -
  (January 1 to
  October 30, 1996)              50,180          304,054                                                   304,054
Income tax benefits from              -                                   -                   -
  exercise of stock option                        91,263                                                    91,263
Cash dividend ($.40 per
  share, paid November 20,
  1996)                               -                -          (953,280)                   -          (953,280)
3 for 2 stock split
  (November 20, 1996)         1,191,483                -                  -                   -                  -
Payments for fractional
  shares related to stock             -                -            (1,088)                   -            (1,088)
Net income                            -                -          3,251,270                   -          3,251,270
Changes in net unrealized
  gain on available-for-sale
  securities, net of taxes            -                -                  -              26,170             26,170
                              ----------    -------------    ---------------     ---------------    ---------------
BALANCE, December 31,
  1996 (Audited)              3,574,682        9,480,330         10,652,015              55,789         20,188,134
Stock options exercised
  (January 1, 1997 to
   September 10, 1997)           17,475           85,230                  -                   -             85,230
2 for 1 stock split
  (September 10, 1997)        3,592,157                                                                          -
Stock options exercised
  (September 11, 1997 to
   September 30, 1997)            3,776           10,561                  -                   -             10,561
Cash dividend Declared
  ($.14 per share)                                              (1,006,333)                            (1,006,333)
Net income                            -                -          2,790,123                   -          2,790,123
Changes in net unrealized
  loss on available-for
  -sale securities, net
  of taxes                            -                -                  -            (19,605)           (19,605)
                              ----------    -------------    ---------------     ---------------    ---------------
BALANCE, September 30,                    $    9,576,121   $     12,435,805    $         36,184   $     22,048,110
  1997 (Unaudited)            7,188,090
                              ==========    =============    ===============     ===============    ===============

                                 VRB BANCORP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Nine Months Ended September 30,
                                                                --------------------------------------------------
                                                                         1997                       1996
                                                                -----------------------    -----------------------
                                                                     (Unaudited)                (Unaudited)
CASH FLOWS RELATING TO OPERATING ACTIVITIES
  Net income                                                                 2,790,123                  2,445,750
  Adjustments to reconcile net income to net cash
              provided by operating activities:
       Depreciation and amortization                                           375,064                    345,935
       FHLB stock dividend                                                    (64,700)                   (63,264)
       Gain on sale of securities                                              (7,139)                         -
  Change in cash due to changes in certain assets:
       Decrease in accrued interest and other assets                         (142,951)                  (254,142)
       Decrease in accrued interest and other liabilities                      176,135                  (202,188)
                                                                -----------------------    -----------------------
              Net cash provided by operating activities                      3,126,532                  2,272,091
                                                                -----------------------    -----------------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES
  Proceeds from the sale of available-for-sale securities                            -                          -
  Proceeds from the maturity and principal payments of
       available-for-sale securities                                         3,316,427                  5,597,287
  Proceeds form the maturity and principal payments of
       held-to-maturity securities                                             215,000                    940,000
  Purchases of available-for-sale securities                               (3,000,000)                (9,990,625)
  Purchases of held-to-maturity securities                                           -                (4,702,623)
  Net increase in loans                                                   (13,386,531)                (7,552,982)
  Purchase of premises and equipment                                         (635,782)                  (374,504)
                                                                -----------------------    -----------------------
       Net cash used in investing activities                              (13,490,886)               (16,083,447)
                                                                -----------------------    -----------------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES
  Net increase in deposits                                                  10,909,471                 13,411,890
  Cash received from exercise of common stock options                           80,571                    153,466
                                                                -----------------------    -----------------------
       Net cash provided by financing activities                            10,990,042                 13,565,356
                                                                -----------------------    -----------------------
                                                                               625,688                  (246,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, beginning of period                              29,216,909                 18,099,620
                                                                -----------------------    -----------------------
CASH AND CASH EQUIVALENTS, end of period                        $           29,842,597     $           17,853,620
                                                                =======================    =======================


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid for interest                                        $            2,939,358     $            2,714,469
  Cash paid for taxes                                           $              895,994     $            1,029,018

SCHEDULE OF NONCASH ACTIVITIES
  Changes in unrealized loss on available-for-sale
    securities, net of tax                                      $             (19,605)     $            (345,206)

                                 VRB BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank (collectively, the "Company").

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report to Shareholders. The operating results for the nine months ended September 30,1997, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1997, or any other future interim period.

NOTE 3 - ACCOUNTING CHANGES

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

Pro forma amounts for basic and diluted earnings per share assuming SFAS 128 had been in effect are as follows:

                             Three Months Ended          Nine Months Ended
                                September 30,              September 30,
                           ------------------------   ------------------------
                              1997         1996          1997         1996
                           -----------  -----------   -----------  -----------

Basic Earnings Per Share    $    0.14    $    0.12     $    0.39    $    0.35
Diluted Earnings Per Share  $    0.14    $    0.12     $    0.38    $    0.34

NOTE 4 - SUBSEQUENT EVENTS

On November 12, 1997, the Company sold 1.0 million shares of newly issued common stock in a public stock offering registered with Securities and Exchange Commission. The shares were sold to the public at $8.50 per share and resulted in estimated net proceeds of $7,655,000, after deducting $845,000 for underwriting discounts, commissions and other offering expenses.

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

Nine Months Ended September 30, 1997
The Company's net interest income after adjusting tax exempt income to reflect a tax equivalent basis, increased from $7,371,000 to $8,318,000, an increase of $947,000 or 12.8% for the first nine months of 1997 compared to the first nine months of 1996. The net interest margin increased to 6.73% from 6.71% when comparing the periods ended September 30, 1997, and 1996, respectively.

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

The following table presents average balances and interest income or interest expense with the resulting average yield or rates by category of average earning asset or interest bearing liability:

                                     For the nine months ended                   For the nine months ended
                                        September 30, 1997                           September 30, 1997
                              ----------------------------------------     ----------------------------------------
(in thousands)                   Average       Inc/Exp        Rate            Average      Inc/Exp         Rate
                              ------------  ------------  ------------     ------------  ------------  ------------

Interest-earning assets:
   Loans*                        $ 107,445     $   8,406      10.43%          $  93,625     $   7,481      10.65%
   Investment securities
      Taxable securities            22,510         1,126       6.67              21,984         1,020       6.19%
      Nontaxable securities**       18,501         1,072       7.73              19,032         1,088       7.62%
   Federal funds sold               16,280           656       5.37              11,768           464       5.26%
                              ------------  ------------  ------------     ------------  ------------  ------------

      Total interest earning
        assets                     164,736        11,260       9.11             146,409        10,053       9.16%
                              ------------  ------------  ------------     ------------  ------------  ------------

   Cash and due from banks           9,969                                        8,998
   Fixed assets                      4,396                                        3,922
   Loan loss allowance              (1,613)                                      (1,397)
   Other assets                      2,449                                        2,389

      Total Assets               $ 179,937                                    $ 160,321
                              ============                                 ============

Interest-bearing liabilities:
   Interest-bearing checking
     accounts                 $     70,836  $      1,726       3.25%       $     60,521  $      1,463       3.22%
   Savings accounts                 14,641           251       2.29%             16,423           285       2.31%
   Time deposits                    26,747           965       4.81%             24,924           934       5.00%
   Borrowed funds                       --            --         --%                 --            --       0.00%
                              ------------  ------------  ------------     ------------  ------------  ------------
      Total interest-bearing
        liabilities                l12,224         2,942       3.50%            101,868         2,682       3.51%

      Noninterest-bearing
        deposits                    45,048            --         --              38,815            --         --
                              ------------  ------------  ------------     ------------  ------------  ------------

         Total deposits and
           borrowed funds          157,272         2,942       2.49%            140,683         2,682       2.54%
                              ------------  ------------  ------------     ------------  ------------  ------------

      Other liabilities              1,296                                        1,116
                              ------------                                 ------------

         Total liabilities         158,568                                      171,799

      Shareholders' equity          21,369                                       18,522
                              ------------                                 ------------

         Total liabilities and
           shareholders'
           equity             $    179,937                                 $    160,321
                              ------------                                 ------------

      Net interest income                   $      8,318                                 $      7,371
                                            ============                                 ============
      Net interest margin                                      6.73%                                        6.71%
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

     The following table shows the increase (decrease) in the Company's consolidated interest income and expense for the nine months ended September 30, 1997 when compared to the same period for the previous year. The table attributes such amounts to changes in volume as well as changes in rates:

                            For the Nine Months Ended September 30, 1977
                            --------------------------------------------
                                      Increase/Decrease Due To
                            --------------------------------------------
(in thousands)                   Volume         Rate       Net Change
                               -----------   ------------  -----------
Interest-earning assets:
   Loans                       $    1,081    $     (156)   $      925
   Investment securities
     Taxable securities                26             80          106
     Nontaxable securities**         (31)             15         (16)
   Federal funds sold                 182             10          192
                               -----------   ------------  -----------
         Total                      1,258           (51)        1,207
                               -----------   ------------  -----------
Interest-bearing liabilities:
   Interest bearing checking          251             12          263
   Savings accounts                  (31)            (3)         (34)
   Time deposits                       66           (35)           31
   Borrowed funds                       -              -            -
                               -----------   ------------  -----------
         Total                        286           (26)          260
                               -----------   ------------  -----------

Net increase (decrease) in     $      972    $     (25)    $      947
net interest income
                               ===========   ============  ===========

Financial Condition

The table below provides summary balance sheets at September 30, 1997 and December 31, 1996, showing the changes that have occurred in the major financial categories:

                              September     December
                                 30,           31,
                              -----------  ------------
                                 1997         1996        $ Change   % Change
                              -----------  ------------   ---------  ---------
(in thousands)
ASSETS
Loans                         $  113,162   $    99,776    $13,386     13.42%
Investments                       40,905        41,404       (499)    (1.21%)
Federal funds sold                20,000        11,300       8,700     76.99%
Other Assets                      16,966        24,627     (7,661)   (31.11%)
                              -----------  ------------   ---------  ---------
Total assets                  $  191,033   $   177,107    $ 13,926      7.86%
                              ===========  ============   =========  =========

LIABILITIES AND EQUITY
Noninterest bearing deposits  $   48,079   $    41,746    $  6,333     15.17%
Interest bearing deposits        118,399       113,822       4,577      4.02%
                              -----------  ------------   ---------  ---------
  Total Deposits                 166,478       155,568      10,910      7.01%

Other Liabilities                  2,507         1,351       1,156     85.57%
                              -----------  ------------   ---------  ---------
  Total Liabilities              168,985       156,919      12,066      7.69%
                              -----------  ------------   ---------  ---------
  Total Capital                   22,048        20,188       1,860      9.21%
                              -----------  ------------   ---------  ---------
  Total Liabilities and       $  191,033   $   177,107    $ 13,926      7.86%
  Capital
                              ===========  ============   =========  =========

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

Reflective of the Company's customer base, as well as trends within the local economy, 65.29% of the Company's loan portfolio resides in real estate mortgage loans. Of the $73.9 million in real estate mortgage loans outstanding as of September 30, 1997, approximately $49.2 million were made to commercial customers where the collateral for the loans includes the real estate occupied by the customers' businesses. An additional $15.9 million represents loans for construction and land development. In total, 88% of loans characterized as real estate mortgage loans could be characterized as commercial and construction loans that are secured by real estate.

The following table presents the composition of the Company's loan portfolio at the dates indicated:


                                 September 30, 1997         December 31, 1996
                              ------------------------   -----------------------
                                Amount      Percentage     Amount     Percentage
                              ----------    ----------   ----------   ----------

   (in thousands)
   Commercial                  $  12,690         11.21%   $  13,181       13.21%
   Real estate construction       15,925         14.07%       9,112        9.13%
   Real estate mortgage           73,886         65.29%      66,210       66.36%
   Consumer and other             12,211         10.79%      12,906       12.93%
                              ----------    ----------   ----------   ----------

                                 114,712        101.37%     101,409      101.64%
   Allowance for loan losses      (1,550)        (1.37%)     (1,633)      (1.64%)
                              ----------    ----------   ----------   ----------
   Net loans                   $ 113,162        100.00%   $  99,776      100.00%
                              ==========    ==========   ==========   ==========

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

The following table presents information with respect to nonperforming assets:

(in thousands)                                    September     December 31,
                                                  30, 1997          1996
                                                --------------  --------------
Loans on nonaccrual status                      $         357   $          58
Loans past due greater than 90 days but not on             58              12
nonaccrual status
Other real estate owned                                     -               -
                                                --------------  --------------
Total nonperforming assets                      $         415   $          70
                                                ==============  ==============
Percentage of nonperforming assets to total             0.22%           0.04%
assets
                                                ==============  ==============

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

The following table provides the book value of the Company's portfolio of investment securities as of September 30, 1997 and December 31, 1996:

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

Shareholders' Equity

Shareholder equity at September 30, 1997 amounted to $22,048,000 compared to $20,188,000 at December 31, 1996. The increase in equity reflects consolidated earnings of $2,790,123 and the proceeds from the exercise of stock options (38,726 shares for a total increase of $95,791). These additions to equity were partially offset by a change in the value of the "available for sale" portion of our investment portfolio. The "unrealized gain/loss" on this portion of the portfolio is reflected in shareholder equity. The current value of this segment of the Company's investment portfolio declined $19,605, net of tax, when comparing December 31, 1996 to September 30, 1997.

The Company is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At September 30, 1997, the Company was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Company's actual ratios at that date were 15.63% and 16.77%, respectively.

Liquidity and Capital Resources

The Company must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments, and to take advantage of investment opportunities. With the recent growth in loans and loan commitments, as well as the impending acquisition of Colonial Banking Company, management has become increasingly conscious of the importance of maintaining a position of strong liquidity. As of September 30, 1997, the Company had cash and cash equivalents of $29.8 million, or 15.6% of total assets. Additionally, the Company has a short term borrowing arrangement with FHLB of Seattle for cash advances up to approximately $8.5 million.

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

                         Part II - Other Information

Item 2 - Changes in Securities and Use of Proceeds

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

Item 5 - Other Information

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



Date:  November 18, 1997                  /s/ Tom Anderson
                                          -------------------------------------
                                          Tom Anderson
                                          Executive Vice President
                                          Chief Operating Officer and Secretary



Date:  November 18, 1997                  /s/ Felice Belfiore
                                          -------------------------------------
                                          Felice Belfiore
                                          Vice President
                                          Chief Financial Officer