Form 10-K405
period 1997-12-31
VRB BANCORP
filed 1998-03-26
CIK 944541

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

                                 (541) 582-4554
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act
                                      None

                      Name of exchange on which registered

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $90,082,000 at March 1, 1998.

As of March 1, 1998, there were 8,340,744 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

Portions of the Registrant's 1997 Annual Report to Shareholders is incorporated by reference in Part II hereof. Portions of the Registrant's proxy statement dated March 8, 1998, for the 1998 annual meeting of shareholders in incorporated by reference in Part III hereof.

Disclosure Regarding Forward-Looking Statements

        The following discussion includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its market share or net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and, general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.


                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

INTRODUCTION

        VRB Bancorp was organized in 1983 under Oregon law for the purpose of becoming a holding company of Valley of the Rogue Bank, an Oregon state-chartered bank organized in 1967. The Company conducts its business through, and has no material operations outside of, Valley of the Rogue Bank. Accordingly, reference to "VRB", "the Company", and "the Bank" are intended to denote VRB Bancorp and Valley of the Rogue Bank as a consolidated entity, except as the context may otherwise indicate.

BUSINESS

        VRB is the largest community bank in Southern Oregon, currently operating nine full service branches in the Rogue Valley, and seeks significant growth in its earning assets while maintaining a high return on shareholders' equity. The Company believes that this objective can be achieved by continuing to provide personalized, quality banking products and services to its customers. The Company operates under the conviction that services that are specifically designed to satisfy the needs of individual customers will enable the Bank to retain and expand existing market share. The Company complements this strategy by distinguishing its interactive services from those of the larger regional and national banks, all of which are headquartered in other states and have transferred lending decisions away from local branches.

        VRB is principally a commercial lender with loan products tailored to meet the banking requirements of targeted customers in its market area. Products available to business and commercial customers include equipment and inventory financing, operating lines of credit, SBA loans for qualified businesses, and accounts receivable financing. The Company is also an active construction lender and frequently underwrites the purchase and refinance of commercial, residential owner-occupied, and rental properties. VRB also provides consumer loans for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit, vehicle loans and student loans. VRB attempts to maintain sound loan underwriting standards with written loan policies, conservative individual and branch lending limits and oversight by Board designated loan committees.

        The Company offers a broad array of traditional deposit products and services, including non-interest bearing and interest bearing checking accounts, savings accounts, money market accounts and certificates of deposit. These products generally earn interest at rates established by management based upon competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. VRB strives to develop customer relations to attract core deposits in non-interest bearing transactional accounts and thus maintain a low cost of funds.

        While the Company recognizes that the majority of its customers have come to expect traditional personal banking products and services, VRB has also made the commitment to provide new technology-based products, including a 24-hour telephone account access system, a debit card program and an expanded ATM network.


MARKET AREA AND COMPETITION

        The Company primarily accepts deposits and makes loans in Jackson and Josephine Counties (the Rogue Valley) in southern Oregon. VRB's geographic market area has undergone significant change in the last several years. Southern Oregon has become increasingly popular as a family community and retirement area, and has seen an increase in population of approximately 14.5% from 1990 to 1996. The region's employment base has diversified away from timber related manufacturing to encompass growing industry sectors in non-timber manufacturing, municipality, higher education and medical services.

        Within the Company's geographic market, VRB's primary competition for deposits comes from commercial banks, savings and loan associations, and credit unions, some of which may offer higher interest rates than VRB can or is willing to offer. Major commercial bank competitors, or super-regional institutions headquartered outside of the state of Oregon command approximately 75% of the traditional deposits in the Rogue Valley. These institutions have the advantage of offering their customers services and statewide banking facilities that VRB does not offer. In addition, such institutions have high public visibility and are able to maintain advertising and marketing activity on a much larger scale than the Company can economically maintain. Secondary competition for funds comes from issuers of corporate and government securities, insurance companies, mutual funds and other financial intermediaries. See "Risk Factors"

        VRB's competition for loans comes from commercial banks, savings and loan associations, mortgage companies, finance companies, and other institutional lenders. Many of its competitors have substantially higher single borrower lending limits than those of VRB. The Company competes for loan originations through the level of interest rates and loan fees, the variety of commercial and mortgage loan products, and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rates, and loan demand. See "Risk Factors".


COLONIAL BANKING COMPANY ACQUISITION

        On July 24, 1997, the Bank entered into a Stock Option Agreement with the shareholders of Investor Banking Corporation ("IBC") which owned approximately 81% of the outstanding stock of Colonial Banking Company ("CBC"). Pursuant to the Stock Option Agreement, the Bank was given the right to acquire all of the outstanding shares of IBC for an aggregate purchase price equal to the number of Colonial shares held by IBC at a price of $41 per share. In addition, as of September 30, 1997, the Bank entered into a Plan of Merger with CBC. Effective January 5, 1998, VRB executed the Stock Option Agreement and Plan of Merger which resulted in the acquisition of CBC (referred to herein as the "Acquisition). The aggregate purchase price paid to the shareholders of IBC and CBC was $15.7 million.

        CBC, previously headquartered in Grants Pass, Oregon, had $113.1 million in total assets as of December 31, 1997 and operated five banking offices throughout the Rogue Valley. In addition to these banking offices, Colonial had a loan production office located in Portland, Oregon. The loans generated by this office were geographically dispersed throughout the Portland metropolitan area and the state of Oregon.

        Upon closing, CBC began operating under the name Valley of the Rogue Bank. With the exception of the Rogue River Branch of CBC, which was consolidated with the head office of the Bank, the Bank retained all of the branches of CBC. CBC's loan production office in Portland, Oregon, was closed, and loans originated in that market are now serviced by existing Bank credit administrators. Following the merger, the Bank instituted its pricing policies for deposits and loans and introduced the Bank's products to all CBC customers while endeavoring to provide the same services throughout its entire branch network. By mid January 1998, CBC's data processing system had been discontinued and converted into a data format compatible with VRB's data processing system, allowing the two systems to merge.

EMPLOYEES

        As of December 31, 1997, the Bank employed a total of 124 full time equivalent employees. Upon the Acquisition, the Bank increased its staffing to 170 full time equivalent employees. None of the employees are subject to a collective bargaining agreement and the Bank considers its relationships with its employees to be favorable.

RISK FACTORS

        Ownership of VRB Bancorp stock involves certain risks. Current and prospective investors should carefully consider and evaluate all of the Risk Factors as set forth below. The Company cautions the reader that this list of risk factors may not be exhaustive.

EXPOSURE TO LOCAL ECONOMY

        The Company's performance is materially dependent upon and sensitive to the economy of its market area in Southern Oregon consisting of the Rogue Valley in Jackson and Josephine Counties. Adverse economic developments can affect loan demand and the collectibility of existing loans and have a negative effect on the Company's earnings and financial condition. The economy of the Rogue Valley depends primarily on retail trade, tourism, government, services, agriculture, forest products and other manufacturing industries. Particularly in the 1980's, the Company's market area experienced high unemployment as a result of the reduction in forest products manufacturing jobs. Subsequent developments have reduced the dependence of the local economy on forest products manufacturing and have increased the number of non-manufacturing jobs. Nonetheless, the loss of forest industry jobs is projected to continue (but at a lower rate) and there can be no assurance that new jobs will replace those lost, or that future economic changes will not have a significant adverse effect on the Company. Further, a decline in economic activity in the Company's market area could adversely affect its borrowers' ability to repay loans, and the value of collateral securing such loans.

COMPETITION

        In recent years, competition for deposits and loans has intensified. New community banks have opened in Grants Pass and in Medford. In addition, two super-regional banks in the Company's market area have been acquired by even larger banks. Furthermore, pressure from outside the traditional banking system, from credit unions, investment banking firms, insurance companies and related industries offering bank-like products, has increased the competition for deposits and loans. The banking industry in the Company's primary market area is characterized by well-established branches of large banks which hold approximately 75% of local deposits. These institutions have competitive advantages over the Company in that they have higher public visibility and are able to maintain advertising and marketing activity on a much larger scale than the Company can economically sustain. Because single-borrower lending limits imposed by law are dependent on the capital of the institution, the branches of larger financial institutions also have a competitive advantage with respect to loan applications which are in excess of the Company's legal lending limits.
See "Business - Competition."

CREDIT RISK

        The Company, like other lenders, is subject to credit risk, which is the risk of losing principal and interest due to a customer's failure to repay loans in accordance with their terms. Although the Company has an established lending criteria and most loans are secured with collateral, a downturn in the economy or the real estate market in the Rogue Valley or a rapid increase in interest rates could have a negative effect on collateral values and borrowers' ability to repay.

INTEREST RATE RISK

        VRB's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investment income, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors which are beyond the control of the Company's management, including general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. With fixed rate assets (such as fixed rate loans) and liabilities (such as certificates of deposit), the effect on net interest income depends on the maturity of the asset or liability. Although the Company strives to minimize interest rate risk through asset/liability management policies, from time to time maturities are not balanced. Although rates have remained stable in recent periods, an unanticipated decrease or increase in interest rates could have an adverse effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore on the level of net interest income.

DEPENDENCE ON KEY PERSONNEL

        VRB's success is dependent on the services of William A. Haden, President and Chief Executive Officer, and Tom Anderson, Executive Vice President and Chief Operating Officer. The loss of services of either of these executives, or of certain other key officers, could adversely affect the Company. No assurance can be given that replacement officers of comparable abilities could be found. The Company does not maintain key person life insurance on these individuals.

REGULATION

        VRB and the Bank are subject to extensive regulations under federal and state laws. These laws and regulations are intended to protect depositors, not shareholders. As a state chartered bank, the Bank is subject to regulation and supervision by the FDIC which insures the deposits of the Bank, and the Director of the Oregon Department of Consumer and Business Services ("Oregon Director"). As a bank holding company, VRB is subject to regulation and supervision by the Board of Governors of the Federal Reserve and the Oregon Director. Federal and state regulation puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies, and leasing companies. Although the Company has been able to compete effectively in its market area in the past, there can be no assurance that it will be able to continue to do so. Further, future changes in federal and state banking regulations could adversely affect VRB's and the Bank's operating results and ability to continue to effectively compete. See "Supervision and Regulation."

ANTI-TAKEOVER PROVISIONS

        As a bank holding company, the acquisition of the Company or the Bank would be subject to approval of banking regulators. These limitations and requirements may serve to delay or prevent an acquisition of VRB by another financial institution without the consent and cooperation of the Board of Directors. Moreover, certain provisions of Oregon law limit the ability of persons or entities to acquire control of VRB or to effect certain corporate transactions without the consent of the Board of Directors or the shareholders. These provisions are intended to discourage hostile corporate acquisitions. In addition, VRB's articles of incorporation authorize the Board of Directors to issue additional shares of authorized but unissued shares of VRB's stock, including the Common Stock, voting preferred stock, and warrants, options or other rights to acquire shares of stock. While this authority is intended to give the Board of Directors the ability to raise capital and to provide flexibility in financing corporate transactions, the issuance of additional securities of VRB could have the effect of diluting the ownership interest of a substantial shareholder or increasing the consideration necessary to acquire control of VRB. The shareholders, therefore, may not benefit from a rise in the price of the Common Stock that a takeover could cause.

SUPERVISION AND REGULATION

GENERAL

        VRB and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of VRB and the Bank. The operations of VRB may be affected by legislative changes and by the policies of various regulatory authorities. The Company cannot accurately predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state legislation may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION

        VRB is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such, it is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). VRB is required to file annual reports with the Federal Reserve and to provide the Federal Reserve such additional information as the Federal Reserve may require.

        Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit VRB's ability to obtain funds from its subsidiary banks for its cash needs, including funds for payment of dividends, interest and operating expenses. Further, under the Federal Reserve Act and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from it or VRB, and may not require that the customer promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

FEDERAL AND STATE BANK REGULATION

        The Bank, as a state chartered bank with deposits insured by the FDIC, is subject to the supervision and regulation of the Oregon Director and of the FDIC. These agencies may prohibit the bank from engaging in what they believe constitute unsafe or unsound banking practices.

        The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank's current CRA rating is "Satisfactory".

        Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

        Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. VRB believes that the Bank meets all the standards, and therefore does not believe that these regulatory standards materially affect VRB's business operations.


DEPOSIT INSURANCE

        As a FDIC member institution, deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

        The FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to the FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The premium range is from $.00, for the highest-rated institutions (subject to a statutory minimum assessment of $2,000) to $.27 per $100 of domestic deposits. The Bank has a current FDIC premium rate of $.00 per $100 of domestic deposits.

DIVIDENDS

        The principal source of VRB's cash revenues is dividends received from the Bank. Under the Oregon Bank Act, the Bank is subject to restrictions on the payment of cash dividends to its shareholders. A bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, after first deducting (i) to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; (ii) all other assets charged off as required by the Oregon Director or state or federal examiner; and, (iii) all accrued expenses, interest and taxes of the bank. The Bank has been paying regular dividends to shareholders, although no assurances can be given that dividends will continue to be paid. See "Market Price of and Dividends on Registrant's Common Equity and Related Stockholder Matters."

        In addition, the appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. VRB is not currently subject to any regulatory restrictions on their dividends other than those noted above.

CAPITAL ADEQUACY

        The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities.

        The FDIC and Federal Reserve have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.

        The Federal Reserve also has implemented a leverage ratio, which is Tier 1 capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

        The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. VRB does not believe that these regulations have any material effect on its operations.

EFFECTS OF GOVERNMENT MONETARY POLICY

        The earnings and growth of VRB are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on VRB or the Bank cannot be predicted with certainty.

CHANGING REGULATORY STRUCTURE OF THE BANKING INDUSTRY

        The laws and regulations affecting banks and bank holding companies are currently undergoing significant changes. Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Whether or in what form any such legislation may be adopted or the extent to which the business of VRB might be affected thereby cannot be predicted with certainty.

        Of particular note is legislation enacted by Congress in 1995, permitting interstate banking and branching, which allows banks to expand nationwide through acquisition, consolidation or merger. Under this law, an adequately capitalized bank holding company may acquire banks in any state if permitted by state law. In addition, banks may merge across state lines if permitted by state law. Further, banks may establish and operate branches in any state subject to the restrictions of applicable state law. Under Oregon law, an out-of-state bank or bank holding company may merge with or acquire an Oregon state chartered bank or bank holding company if the Oregon bank, or in the case of a bank holding company, the subsidiary bank, has been in existence for a minimum of three years, and the law of the state in which the acquiring bank is located permits such merger. Branches may not be acquired or opened separately, but once an out-of-state bank has acquired branches in Oregon, either through a merger with or acquisition of substantially all the assets of an Oregon bank, the bank may open additional branches.

ITEM 2.        PROPERTIES

        The Company maintains its principal offices at the main office of its subsidiary bank, Valley of the Rogue Bank, in Rogue River, Oregon, and conducts its business through thirteen branch offices of the Bank throughout the Rogue Valley, all of which are in good repair and are adequate for carrying on the business of the Bank and the

Company. All of the branches have drive-up facilities and automated teller machines. In addition, the Bank maintains a satellite ATM in Medford, Oregon. The Bank leases bank premises for the Talent, Stewart, and East Medford branches. In addition, the Bank leases land for the Merlin, North Operations Center, Downtown Grants Pass and Poplar branches. The following sets forth all branch offices of the Bank.

         Main Office                                 Ashland Branch
         110 Pine St.                                250 Pioneer St.
         Rogue River, Oregon                         Ashland, Oregon

         Fruitdale Branch                            Medford Branch
         1040 Rogue River Highway                    220 E. 10th St.
         Grants Pass, Oregon                         Medford, Oregon

         Poplar Drive Branch                         Stewart Avenue Branch
         2400 Poplar Drive                           809 Stewart Ave.
         Medford, Oregon                             Medford, Oregon

         Phoenix Branch                              Talent Branch
         4000 S. Pacific Highway                     201 N. Pacific Highway
         Phoenix, Oregon                             Talent, Oregon

         Seventh & Midland Branch                    Merlin Branch
         100 N.E. Midland                            3600 Merlin Rd.
         Grants Pass, Oregon                         Merlin, Oregon

         Downtown GP Branch                          Williams Hwy. Branch
         117 N.E. "F" St.                            1670 Williams Hwy.
         Grants Pass, Oregon                         Grants Pass, Oregon

         East Medford Branch                         North Operations Center
         701 East Jackson                            8991 Rogue River Hwy
         Medford, Oregon                             Rogue River, Oregon


ITEM 3.        LEGAL PROCEEDINGS

        No material legal proceedings, to which the Company is a party or which involve any of its properties, was pending as of the date of this report on Form 10-K.


ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of securities holders of the Registrant during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Effective November 5, 1997, VRB Bancorp stock began trading on the Nasdaq National Market under the symbol "VRBA". Prior to that date, the stock was traded over-the-counter through the Bulletin Board Service of the Nasdaq Stock Market. The following table lists the high and low bid quotations obtained from the Nasdaq Stock Market, and more recently, the Nasdaq National Market, as adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                     High Bid       Low Bid        Cash          Stock
                                       Price         Price       Dividends       Splits
                                     for Period    for Period    Declared       Declared
                                     ----------    ----------    --------       --------
1996
       First Quarter                  $ 4.33        $ 4.33
       Second Quarter                   4.67          4.33
       Third Quarter                    5.00          4.33
       Fourth Quarter                   5.50          5.50        $ 0.13          50%

1997
       First Quarter                  $ 7.50        $ 5.50
       Second Quarter                   8.00          7.50
       Third Quarter                   10.00          8.25        $ 0.14         100%
       Fourth Quarter                  10.00          7.50




        As of December 31, 1997, there were 8,340,744 shares of common stock outstanding, held by approximately 2,400 shareholders. VRB Bancorp's ability to pay expenses and make cash dividend payments to shareholders is dependent on earnings generated by its subsidiary, Valley of the Rogue Bank. Oregon and federal banking laws and regulations place restrictions on the payment of dividends by a bank to its shareholders. See "Supervision and Regulations - Dividends". The Board of Directors' dividend policy is to review VRB's financial performance, capital adequacy, regulatory compliance and cash resources and, if such review is favorable, to declare and pay a cash dividend to shareholders annually. Although VRB expects to continue to pay cash dividends, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

ITEM 6. SELECTED FINANCIAL DATA

        The response to this item is incorporated by reference to the information under the caption "Selected Financial Data" set forth on page 3 of the Company's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The response to this item is incorporated by reference to the section entitled " Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6-14 of the Company's 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements called for by this item are incorporated by reference to the Company's 1997 Annual Report to Shareholders. Such statements are listed in the Index to Consolidated Financial Statements set forth on page 13 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" on pages 3-5 and page 7, respectively, of the Company's Proxy Statement for the 1998 annual meeting of shareholders.


ITEM 11. EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference to the section entitled "Executive Compensation" on pages 7-9 of the Company's Proxy Statement for the 1998 annual meeting of shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The response to this item is incorporated by reference to the section entitled "Security Ownership of Management and Others" on pages 11-12 of the Company's Proxy Statement for the 1998 annual meeting of shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is incorporated by reference to the section entitled "Transactions with Management" on page 12 of the Company's Proxy Statement for the 1998 annual meeting of shareholders.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) Financial Statements:
                      None

          (2)  Financial Statement Schedules:
                      See the Index to Financial Statements and Schedules on page 13.

          (3) The exhibits filed herewith are listed in the Index to Exhibits on page 14 herein.

        (b) There were no current reports on Form 8-K filed by the Registrant during the last quarter of the year ended December 31, 1997.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VRB BANCORP
(Registrant)


By: /s/ Tom Anderson                                  Date: 03/26/98

    Tom Anderson, Executive Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ James D. Coleman                              Date: 03/26/98
        James D. Coleman, Chairman, Director


By: /s/ John O. Dunkin                                Date: 03/26/98
        John O. Dunkin, Vice Chairman, Director


By: /s/ Gary Lundberg                                 Date: 03/26/98
        Gary Lundberg, Director


By: /s/ Robert J. DeArmond                            Date: 03/26/98
        Robert J. DeArmond, Director


By: /s/ Larry L. Parducci                             Date: 03/26/98
        Larry L. Parducci, Director


By: /s/ William A. Haden                              Date: 03/26/98
        William A. Haden, President, Director
        (Principal Executive Officer)


By: /s/ Tom Anderson                                  Date: 03/26/98
   Tom Anderson, Executive Vice President, Director


By: /s/ Felice Belfiore                               Date: 03/26/98
        Felice Belfiore, Senior Vice President
        (Principal Accounting Officer)


By: /s/ April Sevcik                                  Date: 03/26/98
        April Sevcik, Director


By: /s/ Michael Donovan                               Date: 03/26/98
        Michael Donovan, Director

            INDEX TO FINANCIAL CONSOLIDATED STATEMENTS AND SCHEDULES


Financial Statements

        The following consolidated financial statements and Report of Independent Public Accountants, included in the 1997 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference:

                                                                           Page of 1997 Annual
                                                                        Report to Shareholders
                                                                        ----------------------
VRB Bancorp and subsidiaries

        Consolidated Balance Sheets at
               December 31, 1997 and 1996                                              20

        Consolidated Statements of Income
               for the years ended December 31, 1997, 1996 and 1995                     21

        Consolidated Statements of Changes in Shareholders' Equity
               for the years ended December 31, 1997, 1996 and 1995                  22-23

        Consolidated Statements of Cash Flows
               for the years ended December 31, 1997, 1996 and 1995                  24-25


        Notes to Consolidated Financial Statements                                      42


Report of Independent Public Accountants                                                43


Financial Statement Schedules

        None

                                INDEX TO EXHIBITS

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

10.1    Stock Option Agreement, dated July 24, 1997, between Valley of the Rogue
        Bank and the shareholders of Investors Banking Corporation**

10.2    Plan of Merger, dated September 30, 1997, between Valley of the Rogue
        Bank and Colonial Banking Company**

10.3 Ground Lease Agreement dated June 1, 1988, relating to lease of parking area of Poplar Drive Branch Office*

10.4 Lease Agreement and Memorandum of Agreement dated August 15, 1989 relating to lease of Stewart Avenue Branch Office*

10.5 Lease Agreement dated December 27, 1979, and related agreements for the Talent Branch Office*

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

10.10   Employment Agreement dated February 27, 1997 by and among Valley of the
        Rogue Bank, VRB Bancorp and Felice Belfiore**

10.11   Employment Agreement dated May 1, 1996 by and between Valley of the
        Rogue Bank and Brad Copeland**

13.0    1997 Annual Report to Shareholders

23.0    Consent of Moss Adams, LLP

27.1    Financial Data Schedule

27.2    Restated Financial Data Schedule, December 31, 1996.

27.3    Restated Financial Data Schedule, June 30, 1997.

27.4    Restated Financial Data Schedule, September 30, 1996.


----------
* Incorporated by reference to the Company's registration statement on Form 10 (Commission file number 0-25932) filed April 26, 1995 pursuant to Section 12(g) of the Securities Exchange Act of 1934.

** Incorporated by reference to the Company's registration statement on Form S-1 (Commission File number 333-37167) declared effective November 5, 1997.