Form 10-Q
period 1998-03-31
VRB BANCORP
filed 1998-05-13
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                     0-25932
                            ------------------------
                            (Commission File Number)

                                   VRB BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         OREGON                                         93-0892559
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)



110 Pine Street, Rogue River, Oregon                                 97537
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (541) 582-4554
                                                              --------------


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) to the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                             Outstanding at March 31, 1998
          -----                             -----------------------------
Common Stock, No par value                               8,345,208

                                   VRB BANCORP

                                    Form 10-Q

                                 March 31, 1998

                                Table of Contents
                            ------------------------


                                                                                     Page
PART I             FINANCIAL INFORMATION                                             Number
                                                                                     ------
           Item 1. Financial Statements

                   Consolidated Balance Sheets
                   March 31, 1998 and December 31, 1997 .....................           1

                   Consolidated Statements of Income
                   For the Three Months Ended March 31, 1998 and 1997 .......           2

                   Consolidated Statements of Changes in Shareholders' Equity
                   For the Period December 31, 1996 through March 31, 1998 ..           3

                   Consolidated Statements of Cash Flows
                   For the Three Months Ended March 31, 1998 and 1997 .......           4

                   Notes to Consolidated Financial Statements ...............          5-7

           Item 2. Management's discussion and analysis of financial
                   condition and results of operations ......................          8-15

PART II            OTHER INFORMATION

           Item 1. Legal proceedings ........................................          16

                   Changes in securities ....................................          16

                   Defaults upon senior securities ..........................          16

                   Submission of matters to a vote of security holders ......          16

                   Other information ........................................          16

                   Exhibits and reports on Form 8-K .........................          16-17

SIGNATURES ..................................................................          18

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   VRB BANCORP
                           CONSOLIDATED BALANCE SHEETS


                                                                          March 31,           December 31,
                                                                        ------------          ------------
                                                                            1998                   1997
                                                                        ------------          ------------
                                                                         (Unaudited)            (Audited)
ASSETS
   Cash and due from banks                                              $ 11,259,131          $ 11,144,289
   Federal funds sold                                                     41,200,000            32,500,000
                                                                        ------------          ------------
                  Total cash and cash equivalents                         52,459,131            43,644,289
                                                                        ------------          ------------

   Investments
       U.S. Treasury and agencies                                         18,346,132            20,074,686
       States and political subdivisions                                  17,658,946            18,415,049
       Corporate and other investments                                     1,234,311             1,108,163
   Federal Home Loan Bank stock                                            1,667,100             1,208,000

   Loans, net of allowance for loan losses and unearned income           199,199,619           115,413,898
   Premises and equipment, net                                             6,317,947             4,411,372
   Other real estate owned                                                        --                    --
   Accrued interest and other assets                                      13,678,892             2,378,189
                                                                        ------------          ------------

TOTAL ASSETS                                                            $310,562,078          $206,653,646
                                                                        ============          ============

LIABILITIES
   Deposits
       Demand deposits                                                  $ 62,033,730          $ 49,998,132
       Interest bearing demand deposits                                  110,368,949            80,334,130
       Savings deposits                                                   24,817,527            15,308,820
       Time deposits                                                      78,075,233            27,535,264
                                                                        ------------          ------------
                  Total deposits                                         275,295,439           173,176,346

   Accrued interest and other liabilities                                  2,203,805             1,616,745
                                                                        ------------          ------------
                  Total liabilities                                      277,499,244           174,793,091
                                                                        ------------          ------------

SHAREHOLDERS' EQUITY
   Preferred stock, voting, $5 par value; 5,000,000 shares
       authorized and unissued
   Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued
   Common stock, no par value, 10,000,000 shares authorized
       at March 31, 1998 and December 31, 1997, respectively              18,468,516            18,462,712
   Unrealized gain on available for sale securities                            2,655                48,542
   Retained earnings                                                      14,591,663            13,349,301
                                                                        ------------          ------------
                  Total shareholders' equity                              33,062,834            31,860,555
                                                                        ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $310,562,078          $206,653,646
                                                                        ============          ============

                                   VRB BANCORP
                        CONSOLIDATED STATEMENT OF INCOME


                                                                         For the Three Months Ended March 31,
                                                                            ------------------------------
                                                                               1998                1997
                                                                            ----------          ----------
                                                                            (Unaudited)         (Unaudited)
INTEREST INCOME
    Interest and fees on loans                                              $5,113,455          $2,643,614
    Interest on investment securities:
       U.S. Treasury and agencies                                              338,893             330,064
       States and political subdivisions                                       231,520             234,790
       Corporate and other investments                                          48,346              42,261
    Federal funds sold                                                         411,931             220,176
                                                                            ----------          ----------

               Total interest income                                         6,144,145           3,470,905
                                                                            ----------          ----------

INTEREST EXPENSE
    Interest bearing demand deposits                                           831,300             561,150
    Savings deposits                                                           133,551              85,096
    Time deposits                                                            1,073,799             319,879
    Borrowed funds                                                               4,490                  --
                                                                            ----------          ----------
               Total interest expense                                        2,043,140             966,125
                                                                            ----------          ----------

               Net interest income                                           4,101,005           2,504,780

PROVISION FOR LOAN LOSSES                                                           --                  --
                                                                            ----------          ----------
               Net interest income after provision for loan losses           4,101,005           2,504,780
                                                                            ----------          ----------

NONINTEREST INCOME
    Service charges on deposit accounts                                        310,298             255,225
    Other operating income                                                     158,762              85,990
    Securities transactions                                                         --               7,139
                                                                            ----------          ----------

               Total noninterest income                                        469,060             348,354
                                                                            ----------          ----------

NONINTEREST EXPENSES
    Salaries and benefits                                                    1,468,072           1,021,390
    Net occupancy                                                              307,913             180,225
    Communications                                                              87,882              56,512
    Data processing                                                             53,281              47,184
    FDIC insurance premium                                                      15,801               1,998
    Supplies                                                                    84,897              46,736
    Professional fees                                                           60,332              33,997
    Other expenses                                                             529,525             205,780
                                                                            ----------          ----------
               Total noninterest expenses                                    2,607,703           1,593,822
                                                                            ----------          ----------

INCOME BEFORE INCOME TAXES                                                   1,962,362           1,259,312
PROVISION FOR INCOME TAXES                                                     720,000             425,000
                                                                            ----------          ----------
NET INCOME                                                                  $1,242,362          $  834,312
                                                                            ==========          ==========
BASIC AND FULLY DILUTED EARNINGS PER SHARE                                  $     0.15          $     0.12
                                                                            ==========          ==========

                                   VRB BANCORP
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                           NET
                                                                                        UNREALIZED
                                                                                      GAIN (LOSS) ON
                                               COMMON STOCK                             AVAILABLE-        TOTAL
                                         -------------------------      RETAINED         FOR-SALE       SHAREHOLDERS'
                                          SHARES         AMOUNT         EARNINGS        SECURITIES         EQUITY
                                         ---------    ------------    ------------     ------------     ------------
BALANCE, December 31,
    1996 (Audited)                       3,574,682       9,480,330      10,652,015           55,789       20,188,134

Stock options exercised                     17,475          85,230              --               --           85,230
    (Febuary to August 1997)

2 for 1 stock split                      3,592,157              --              --               --               --
    (September 10, 1997)

Stock options exercised                      6,430          26,152              --               --           26,152
    (September to October 1997)

Income tax benefit from stock
    options exercised                           --          86,896              --               --           86,896

Cash dividend ($.14 per share,                  --              --      (1,006,333)              --       (1,006,333)
     paid October 31, 1997)

Stock Offering (November 1997)           1,150,000       8,784,104              --               --        8,784,104

Net income                                      --              --       3,703,619               --        3,703,619

Change in net unrealized gain on
    available-for-sale securities,
    net of taxes                                --              --              --           (7,247)          (7,247)
                                         ---------    ------------    ------------     ------------     ------------

BALANCE, December 31, 1997
    (audited)                            8,340,744    $ 18,462,712    $ 13,349,301     $     48,542     $ 31,860,555
                                         =========    ============    ============     ============     ============

Stock options exercised                      4,464           5,804              --               --            5,804
      (March 1998)

Net income                                      --              --       1,242,362               --        1,242,362

Change in net unrealized gain on
    available-for-sale securities,
    net of taxes                                --              --              --          (45,887)         (45,887)
                                         ---------    ------------    ------------     ------------     ------------

BALANCE, March 31, 1998
    (unaudited)                          8,345,208    $ 18,468,516    $ 14,591,663     $      2,655     $ 33,062,834
                                         =========    ============    ============     ============     ============

                                   VRB BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the Three Months Ended March 31,
                                                                        -----------------------------
                                                                            1998              1997
                                                                        ------------     ------------
                                                                        (Unaudited)       (Unaudited)
CASH FLOWS RELATING TO OPERATING ACTIVITIES
    Net Income                                                          $  1,242,362     $    834,283
    Adjustments to reconcile net income to net cash
               provided by operating activities:
       Depreciation and amortization                                         296,707          111,753
       FHLB of Seattle stock dividend                                        (39,600)         (20,000)

    Changes in cash due to changes in certain assets and liabilities
       Accrued interest receivable and other assets                         (328,940)         148,193
       Accrued interest payable and other liabilities                       (602,623)        (216,476)
                                                                        ------------     ------------

               Net cash provided by operating activities                     567,906          857,753
                                                                        ------------     ------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES
    Proceeds from the sale of available-for-sale securities                       --        3,158,438
    Proceeds from the maturity of available-for-sale securities            6,216,506           76,935
    Proceeds from the maturity of held-to-maturity securities                850,000
    Purchases of available-for-sale securities                                    --       (3,000,000)
    Loan originations, net of principal repayments                         9,053,026       (2,043,565)
    Purchases of premises and equipment                                     (227,979)        (380,449)
    Net cash used to purchase Colonial Banking Company                    (1,644,499)              --
                                                                        ------------     ------------

               Net cash provided by / (used in) investing activities      14,247,054       (2,188,641)
                                                                        ------------     ------------

CASH FLOWS RELATING TO FINANCING ACTIVITIES
    Net increase/(decrease) in deposit liabilities                        (5,756,881)       1,863,227
    Proceeds from the exercise of common stock options                         5,804           20,304
    Repayments of FHLB of Seattle advances                                  (249,041)              --
                                                                        ------------     ------------

               Net cash provided by / (used in) financing activities      (6,000,118)       1,883,531
                                                                        ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       8,814,842          552,643

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            43,644,289       29,216,909
                                                                        ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 52,459,131     $ 29,769,552
                                                                        ============     ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
    Cash paid for interest                                              $  1,745,463     $    973,064
    Cash paid for taxes                                                 $         --     $         --

SCHEDULE OF NONCASH ACTIVITIES
    Changes in unrealized gain on available-for-sale
       securities, net of tax                                           $    (45,887)    $   (253,600)

SUPPLEMENTAL SCHEDULE OF CASH USED TO PURCHASE
    COLONIAL BANKING COMPANY

       NET ASSETS ACQUIRED
       Cash, cash equivilents and investment securities                 $ 19,280,208
       Loans, net of allowance for loan
         losses and unearned income                                       92,775,384
       Premises and equipment                                              1,816,296
       Accrued interest receivable and other assets                        1,732,388
       Deposits                                                         (107,875,973)
       Accrued interest payable and other liabilities                     (1,462,104)
       Goodwill                                                            9,442,285
                                                                        ------------
         Total proceeds payable to shareholders
           of Colonial Banking Company                                    15,708,484
                                                                        ------------
         Less:  cash and cash equivilents
           acquired as a result of the acquisition                       (14,063,985)
                                                                        ------------
         NET CASH USED TO PURCHASE COLONIAL BANKING COMPANY             $  1,644,499
                                                                        ============

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1997 Annual Report to Shareholders. The operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any other future interim period.

NOTE 3 - SFAS No. 128, "Earnings per share"

In 1997, the FASB issued SFAS No. 128, "Earnings per share" which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaced standards for computing and presenting earnings per share and requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans.

The following table illustrates the computations of basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1997 (dollars in thousands except per share amounts)


                                                 Income           Shares          Per Share
                                              (Numerator)      (Denominator)        Amount
                                                 ------           -------            -----
For the three months ended March 31, 1998

Basic earnings per share -
  Income available to common shareholders        $1,242             8,341            $0.15

Effect of dilutive securities
  Outstanding common stock options                   --               123
                                                 ------           -------

Income available to common shareholders
  plus assumed conversions                       $1,242             8,464            $0.15
                                                 ======           =======            =====

For the three months ended March 31, 1997

Basic earnings per share -
  Income available to common shareholders        $  834             7,153            $0.12

Effect of dilutive securities
  Outstanding common stock options                   --                97
                                                 ------           -------

Income available to common shareholders
  plus assumed conversions                       $  834             7,250            $0.12
                                                 ======           =======            =====


NOTE 4 - SFAS No. 130, "Reporting Comprehensive Income"

SFAS No. 130 requires that all enterprises report a financial measure of the changes in equity that result from recognized transactions and other economic events of the period. Such changes in equity shall be reported in the financial statements as components of comprehensive income. SFAS No. 130 is effective for all enterprises for years beginning after December 15, 1997.

Changes in the unrealized gain or loss on securities classified as available for sale qualify as elements of comprehensive income in the period the changes are recognized. For the quarter ended March 31, 1998, the unrealized gain on the Company's available for sale investment portfolio decreased by $45,887, net of tax. This decline is not considered material, and until such changes are material, the provisions of this statement need not be applied.

NOTE 5 -  Acquisition of Colonial Banking Company

Effective January 5, 1998, the Company acquired Colonial Banking Company ("CBC"), a community bank with five full service branches located in the Rogue Valley, the Company's principal region of business (herein referred to as "the acquisition", or "the merger"). CBC also operated a loan production office out of Portland, Oregon, which was closed immediately after the acquisition. The acquisition, reported under the purchase method of accounting, resulted in the addition of approximately $100 million in assets with an aggregate purchase price of $15.7 million, and created $9.4 million in purchased goodwill with an realizable recovery period of 15 years. With the exception of one branch which was consolidated into the head office of the Company, the Company retained all of the branches of CBC. Following the acquisition, the Company instituted its pricing policies for deposits and loans, and introduced the Company's products to all CBC customers while endeavoring to provide the same services throughout its entire branch network. By mid January, 1998, CBC's data processing system had been discontinued, and the data converted and merged with the Company's existing in house data processing system.

Below is condensed pro forma information for the results of operations as if the Company and CBC had combined at the beginning of each of the respective periods presented:


                                         For the three months
                                            ended March 31,
                                       -------------------------
PRO FORMA INFORMATION                     1998            1997
                                       ---------       ---------
in thousands, except EPS
Net Interest Margin                    $   4,148       $   3,712
Net Income                             $   1,261       $     969

Basic earnings per share               $    0.15       $    0.14
Fully diluted earnings per share       $    0.15       $    0.13

Further discussion of the acquisition is noted throughout this document under
Part 1, Financial Information, Item 2, Management's discussion and analysis of financial condition and results of operations.

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

PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

VRB Bancorp was organized in 1983 under Oregon law for the purpose of becoming a holding company of Valley of the Rogue Bank, an Oregon state chartered bank organized in 1967. The Company conducts its business through, and has no material operations outside of, Valley of the Rogue Bank. Accordingly, reference to "VRB", "the Company", and "the Bank", are intended to denote VRB Bancorp and Valley of the Rogue Bank as a consolidated entity.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Net income totaled $1,242,000 or 15 cents per share for the three months ended March 31, 1998. This is a 49% increase when compared to the same period last year, when earnings totaled $834,000 or 12 cents per share. The improved results reflect the acquisition of CBC and the effective application of the assets acquired.

INTEREST MARGIN:

Below is an analysis of the various financial components that make up the Bank's interest margin for the periods ended March 31, 1998 and 1997.


                                                            For the three months ended      For the three months ended
                                                                  March 31, 1998                   March 31, 1997
                                                           ----------------------------   -------------------------------
                                                            Average    Inc/Exp     Rate    Average      Inc/Exp    Rate
                                                           ---------   ---------   ----   ---------    ---------   -----
(in thousands)
Interest-earning assets:
   Loans (*)                                               $ 206,073   $   5,113   9.92%  $ 103,415    $   2,644   10.23%
   Investment securities
       Taxable securities                                     23,881         387   6.48%     22,674          372    6.56%
       Nontaxable securities (**)                             18,186         351   7.72%     18,589          356    7.66%
   Federal funds sold                                         30,372         412   5.43%     16,982          220    5.18%
                                                           ---------   ---------   ----   ---------    ---------   -----

          Total interest earning assets                      278,512       6,263   8.99%    161,660        3,592    8.89%
                                                           ---------   ---------   ----   ---------    ---------   -----

   Cash and due from banks                                    13,513                          9,645
   Fixed assets                                                6,157                          4,211
   Loan loss allowance                                        (3,591)                        (1,630)
   Other assets                                               12,005                          2,369
                                                           ---------                      ---------

          Total Assets                                     $ 306,596                      $ 176,255
                                                           =========                      =========

Interest-bearing liabilities:
   Interest-bearing checking accounts                      $ 107,293   $     831   3.10%  $  70,362    $     561    3.19%
   Savings accounts                                           24,463         134   2.19%     15,864           85    2.14%
   Time deposits                                              79,604       1,074   5.40%     26,362          320    4.86%
   Borrowed funds                                                213           4   7.51%         --           --    0.00%
                                                           ---------   ---------   ----   ---------    ---------   -----

          Total interest-bearing liabilities                 211,573       2,043   3.86%    112,588          966    3.43%

   Noninterest bearing deposits                               60,390          --   0.00%     41,805           --    0.00%
                                                           ---------   ---------   ----   ---------    ---------   -----

          Total deposits and borrowed funds                  271,963       2,043   3.00%    154,393          966    2.50%
                                                           ---------   ---------   ----   ---------    ---------   -----

   Other liabilities                                           2,159                          1,164
                                                           ---------                      ---------

          Total Liabilities                                  274,122                        155,557

   Shareholders' equity                                       32,474                         20,698
                                                           ---------                      ---------

          Total liabilities and shareholders' equity       $ 306,596                      $ 176,255
                                                           =========                      =========

   Net interest income                                                 $   4,220                       $   2,626
                                                                       =========                       =========

   Net interest spread                                                             5.13%                            5.46%
                                                                                   ----                            -----

   Average yield on earning assets (**)                                            8.99%                            8.89%
                                                                                   ----                            -----

   Interest expense to earning assets(*)                                           2.93%                            2.39%
                                                                                   ----                            -----

   Net interest margin                                                             6.06%                            6.50%
                                                                                   ====                            =====


(*) Nonaccrual loans are included in the average balance.

(**) Tax-exempt income has been adjusted to a tax equivalent basis at 34%.


The Bank's net interest margin after adjusting tax exempt income to reflect a tax equivalent basis, increased $1,594,000, or 60.7%, when comparing the first quarter of 1998 and that reported in 1997. The Bank's margin was $4,220,000 for the quarter compared to $2,626,000 for the same quarter in 1997. As noted in the following rate/volume analysis, the increase in the Bank's interest margin was the result of increased volume (principally the CBC acquisition), tapered, in part, by declining rates.

In total, the margin expressed as a percentage of net average earning assets was 6.06% and 6.50% for the periods ending March 31, 1998, and 1997, respectively, a decline of 44 basis points. With the acquisition of CBC, the Bank's yield on net interest bearing assets shifted to include the interest rate characteristics of the assets acquired. More specifically, the Bank's average loan yield dropped from 10.23% to 9.92% when comparing the two respective periods and the average cost of funds (interest paid as a percent of total average deposits) increased from 2.50% in the first quarter of 1997 to 3.00% for the same period in 1998. Both these factors had the effect of compressing the Bank's total interest margin as a percentage of net average earning assets.

The Bank's strategic pricing has been modified to better accommodate the CBC acquisition. New and renewed loans will be funded at rates that are favorable to the Bank's overall pricing policies, yet with terms that maintain the Bank's competitive presence in the local market. The Bank's deposit pricing strategies have been designed to place downward pressure on the Bank's average cost of funds, without adversely impacting the bank's liquidity or financial performance(1).

The following table shows the increase (decrease) in VRB Bancorp's consolidated interest income and expense for the three months ended March 31, 1998, when compared to the same period for the previous year. The table attributes such amounts to changes in volume as well as changes in rates:


                                                   For the Three Months Ended March 31, 1998
                                                   -----------------------------------------
                                                   Increase (Decrease) Due To
                                                   --------------------------
                                                     Volume           Rate        Net Change
                                                     -------        -------        -------
(in thousands)
Interest-earning assets:
     Loans                                           $ 2,547        $   (77)       $ 2,470
     Investment securities
           Taxable securities                             20             (4)            16
           Nontaxable securities (**)                     (8)             3             (5)
     Federal funds sold                                  182             10            192
                                                     -------        -------        -------
           Total                                       2,741            (68)         2,673
                                                     -------        -------        -------

Interest-bearing liabilities:
     Interest bearing checking                           286            (15)           271
     Savings accounts                                     47              3             50
     Time deposits                                       718             36            754
     Borrowed funds                                        4             --              4
                                                     -------        -------        -------
           Total                                       1,055             24          1,079
                                                     -------        -------        -------

Net increase (decrease) in net interest income       $ 1,686        $   (92)       $ 1,594
                                                     =======        =======        =======



----------
(1) This paragraph contains foward looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION:

LIQUIDITY  AND CAPITAL RESOURCES

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities. With the acquisition of CBC, and the potential reaction of their customer base to VRB's pricing policies and banking philosophy, management has become increasingly conscious of the importance of maintaining a position of adequate liquidity.

Throughout the first quarter, the Company has experienced strong competition for both deposits and loans. In particular, larger super-regional banks have aggressively marketed loan programs with low interest rates and no fee options. Over the last three months, principal loan repayments have exceeded loan originations as commercial entities have taken advantage of refinancing opportunities available in the marketplace. Fueled by flat loan growth and the maturity or call of over $7 million in investment securities, the Bank's investment in federal funds sold grew to $41.2 million as of March 31, 1998 or 13.3% of total assets. Currently, interest rates on long term bonds do not compensate the holder for the risk that interest rates will rise, and the Bank will most likely reinvest these funds in highly liquid investments until current lending and deposit trends within the Bank are further clarified(2).


ASSET-LIABILITY MANAGEMENT AND INTEREST RATE RISK

The principal purpose of asset-liability management is to manage the Bank's sources and uses of funds to maximize net interest income under changing interest rate conditions. On a monthly basis, the Bank evaluates the stability of the bank's net interest margins and capital position under meaningful rate changes. This includes the calculation of the bank's "GAP", the difference between repricing assets and repricing liabilities over specific time periods. As of March 31, 1998, management's analysis indicated that the Bank's interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched repricing positions from that reported as of December 31, 1997.

CONTINGENCIES

Year 2000 - Management continues to monitor the impact of Year 2000 on the Bank's data processing and proprietary systems, as well as the Bank's vulnerability to the principal borrowers of the Bank and their potential failure to address their own Year 2000 issues. The Bank has an established action plan which establishes a timeline for the testing of all systems impacted by the Year 2000, using internal and external resources at relatively minimal cost(3).



--------
(2) This sentence is a foward looking statement.
(3) This paragraph contains foward looking statements.

BALANCE SHEET ANALYSIS

The table below provides abbreviated balance sheets which illustrate the material changes in financial condition when comparing the end of the proceeding fiscal year to March 31, 1998:


                                       March 31     December 31,
                                         1998            1997         $ Change        % Change
                                      ---------       ---------       ---------        -----
(in thousands)
ASSETS
Loans                                 $ 199,200       $ 115,414       $  83,786        72.60%
Investments                              38,906          40,806          (1,900)       (4.66%)
Federal funds sold                       41,200          32,500           8,700        26.77%
Other Assets                             31,256          17,934          13,322        74.28%
                                      ---------       ---------       ---------        -----
   Total assets                       $ 310,562       $ 206,654       $ 103,908        50.28%
                                      =========       =========       =========        =====

LIABILITIES AND EQUITY
Noninterest bearing deposits          $  62,034       $  49,998       $  12,036        24.07%
Interest bearing deposits               213,262         123,178          90,084        73.13%
                                      ---------       ---------       ---------        -----
   Total Deposits                       275,295         173,176         102,119        58.97%

Other Liabilites                          2,204           1,617             587        36.30%
                                      ---------       ---------       ---------        -----
   Total Liabilities                    277,499         174,793         102,706        58.76%

   Total Capital                         33,063          31,861           1,202         3.77%
                                      ---------       ---------       ---------        -----
   Total Liabilites and Capital       $ 310,562       $ 206,654       $ 103,908        50.28%
                                      =========       =========       =========        =====


LOANS:

The Bank provides a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and residents in the local area. Outstanding loans totaled $199.2 million at March 31, 1998, representing a $83.8 million or 72.6% increase when compared to loans of $115.4 million as of December 31, 1997. However, when excluding the loans acquired as a result of the CBC merger, principal repayments have exceeded new loans by over nine million for the first quarter of 1998. Loan commitments, principally real estate construction notes and commercial lines of credit, have grown to $24.8 million at March 31, 1998.

Reflective of the Bank's customer base, as well as trends within the local economy, 74% of the Bank's loan portfolio resides in real estate mortgage loans. Of the $148 million in real estate mortgage loans outstanding as of March 31, 1998, approximately $90 million were made to commercial customers where the collateral for the loans includes the real estate occupied by the customers' businesses. An additional $36 million represented loans secured by multi family (5 or more) residential property and the remaining $22 million was secured by family residential property.

Of the loans acquired as a result of the merger with CBC, 97% are collateralized with real estate. Approximately 80% of such loans are categorized as loans secured by nonresidential and multi-family residential properties located throughout the state, including loans based out of Portland/Salem metropolitan area.

The following table presents the composition of the Bank's loan portfolio at the date indicated:


                                           March 31, 1998                December 31, 1997
                                    --------------------------       --------------------------
                                      Amount         Percentage        Amount        Percentage
                                    ---------        ----------      ---------       ----------
(in thousands)

Commercial                          $  15,971           8.02%        $  12,720          11.02%
Real estate construction               26,730          13.42%           15,476          13.41%
Real estate mortgage                  147,980          74.29%           77,049          66.76%
Consumer and other                     12,690           6.37%           11,949          10.35%
                                     --------         -------         --------         ------
                                      203,371         102.09%          117,194         101.54%
Allowance for loan losses and
   unearned fees                       (4,171)         (2.09%)          (1,780)         (1.54%)
                                     --------         -------         --------         ------
Net loans                           $ 199,200         100.00%        $ 115,414         100.00%
                                     ========         =======         ========         ======


LOAN LOSS RESERVE:

The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to mitigate credit losses by maintaining strong underwriting standards and closely monitoring the financial condition of the borrower. As of March 31, 1998, the Bank's allowance for loan losses was $3,673,000, or 1.8% of total loans, and is believed to be adequate to absorb potential credit losses in the near term(4).

With the acquisition of CBC, loans account for 64% of total assets, compared to 56% as of December 31, 1997. Despite the increase in the Bank's loan portfolio, as of March 31, 1998, total non performing assets as a percentage of total assets actually declined from .18% to .16%. Due to a low number of charge off's, (charge off's totaled $19,000 and $14,000 and recoveries were $14,000 and $12,000 for the three months ended March 31, 1998 and 1997, respectively), and the relative strength of the Bank's total loan portfolio, the Bank did not record a provision for loan losses in the first quarter.


--------
(4) This statement is a foward looking statement.

The following table presents information with respect to nonperforming assets:


                                                                  March 31, 1998   December 31, 1997
                                                                  --------------   -----------------
(in thousands)
Loans on nonaccrual status                                             $490             $372
Loans past due greater than 90 days but not on nonaccrual status         18
Other real estate owned                                                  --               --
                                                                       ----             ----
               Total nonperforming assets                              $508             $372
                                                                       ====             ====
Percentage of nonperforming assets to total assets                     0.16%            0.18%
                                                                       ====             ====


INVESTMENT PORTFOLIO:

Investment securities are purchased for managing liquidity and generating after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of March 31, 1998 the Bank's portfolio of investment securities (including FHLB stock) totaled $38,906,000, a decrease of $1,900,000, or 4.7% when compared to the balance of the portfolio at December 31, 1997 of $40,806,000. The decline reflects the call or maturity of over $7 million in securities, offset by the acquisition of approximately $5 million in securities from the CBC merger.

VRB follows financial accounting principles which require the identification of investment securities as held-to-maturity or available-for-sale. Securities designated as held-to-maturity are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate. The following table provides the book value of the Bank's investment portfolio (excluding FHLB stock) as divided between held-to maturity and available-for-sale as of March 31, 1998 and December 31, 1997:


                                       March 31, 1998   December 31, 1997
                                       --------------   -----------------
 (in thousands)
Investments available-for-sale
   U.S. Treasury and agencies              $18,346           $20,075
  States and political subdivisions            --                --
   Corporate and other investments           1,234             1,108
                                           -------           -------
                                           $19,580           $21,183
                                           =======           =======
Investments held-to-maturity
   U.S. Treasury and agencies              $    --           $    --
   States and political subdivisions        17,658            18,415
   Corporate and other investments              --                --
                                           -------           -------
                                           $17,658           $18,415
                                           =======           =======


DEPOSITS:

Deposits are the Bank's major source of funds available for lending and other investment opportunities. Deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Substantially all of the Bank's depositors are residents of the Southern Oregon. With the acquisition of CBC, deposits have increased by $102.1 million, growing from $173.1 million to $275.3 million over the last three months. Because the composition of CBC's deposit portfolio was heavily skewed toward time certificates of deposit, the Bank's deposit mix has shifted significantly, with 180% increase in fixed maturity accounts. Despite this shift, non-interest bearing deposits remain a reliable and substantial portion of our deposit base accounting for 22.5% of total deposits at March 31, 1998 and, when excluding the impact of the CBC acquisition, growth in interest bearing demand deposits such as tiered money market accounts, continues to outpace other deposit categories.

The changes evident in the Bank's deposit mix is further illustrated below:


                                            PERCENT OF    PERCENT OF
                              MARCH 31,        TOTAL      DECEMBER 31,     TOTAL
                                1998         DEPOSITS        1997         DEPOSITS
                              --------      ----------    -----------     --------
(in thousands)
Demand                        $ 62,034         22.5%       $ 49,998         28.9%
Interest bearing demand        110,369         40.1          80,334         46.4
Savings                         24,817          9.0          15,309          8.8
Time deposits                   78,075         28.4          27,535         15.9
                              --------        -----        --------        -----
                              $275,295        100.0%       $173,176        100.0%
                              ========        =====        ========        =====


SHAREHOLDERS' EQUITY:

Shareholder equity at March 31, 1998 amounted to $33,063,000 compared to $31,861,000 at December 31, 1997. The increase in equity reflects consolidated earnings of $1,242,000 and the proceeds from the exercise of stock options (4,464 shares for a total increase of $5,804). These additions to equity were partially offset by a change in the value of the "available for sale" portion of our investment portfolio. The "unrealized gain/loss" on this portion of the portfolio is reflected in shareholder equity. The current value of this segment of the bank's investment portfolio declined $45,887, net of tax, when comparing December 31, 1997 to March 31, 1998.

The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At March 31, 1998, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 10.6% and 11.9%, respectively. While the Bank is considered well capitalized, these ratios are materially different when compared to ratios of 16.4% and 17.6% for the same period in 1997. The decline in the Bank's relative capital position is principally due to the exclusion of all purchased goodwill created as a result of the CBC acquisition when computing the Bank's tier 1 capital.

                           PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings:

The registrant is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the registrant.

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders:  None

ITEM 5.  Other Information:  None

ITEM 6a.  Exhibits

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

------------------

* Incorporated by reference to the Company's registration statement on Form 10 (Commission file number 0-25932) filed April 26, 1995 pursuant to Section 12(g) of the Securities Exchange Act of 1934.

** Incorporated by reference to the Company's registration statement on Form S-1 (Commission File number 333-37167) declared effective November 5, 1997.


ITEM 6b. Reports on Form 8-K: The registrant filed a Form 8-K on January 5, 1998 reporting the acquisition of Colonial Banking Company ("Colonial Bank)", an Oregon bank with five branch offices in southern Oregon. The terms and conditions of the acquisition were previously reported in a registrations statement Form S-1 relating to a public offering of 1,150,000 shares of the registrant's common stock. Consideration for the acquisition was paid in cash and totaled approximately $17.3 million. $1.6 million of this was paid prior to the acquisition by Colonial Bank to cancel outstanding options to acquire Colonial Bank stock.

In an amendment to that filing, the audited financial statements of Colonial Banking Company as of December 31, 1997 and 1996 were filed on March 23, 1998. Within that same amendment, pro forma financial statements of the registrant reflecting the acquisition of Colonial Bank were filed as of, and for the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:     May 13, 1998                 /s/ Tom Anderson
                                       ________________________________________
                                       Tom Anderson
                                       Executive Vice President
                                       Chief Operating Officer and Secretary



Date:     May 13, 1998                 /s/ Felice Belfiore
                                       ________________________________________
                                       Felice Belfiore
                                       Vice President
                                       Chief Financial Officer