Form 10-Q
period 1998-06-30
VRB BANCORP
filed 1998-08-10
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                    0-25932
                            -----------------------
                            (Commission File Number)

                                   VRB BANCORP
                                   -----------
             (Exact name of registrant as specified in its charter)


             OREGON                                       93-0892559
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


110 Pine Street, Rogue River, Oregon                         97537
------------------------------------                     ---------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (541) 582-4554
                                                         ---------------

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) to the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at June 30, 1998
            -----                                 ----------------------------
Common Stock, No par value                                 8,349,245

                                   VRB Bancorp
                                    Form 10-Q
                                  June 30, 1998
                                Table of Contents
                          ----------------------------

                                                                                     Page
PART I       FINANCIAL INFORMATION                                                  Number
------       ---------------------                                                  ------

   Item 1.    Financial Statements

              Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997 ................................      1

              Consolidated Statements of Income
              For the Six Months Ended June 30, 1998 and 1997.....................      2

              Consolidated Statements of Income
              For the Three Months Ended June 30, 1998 and 1997 .................       3

              Consolidated Statements of Changes in Shareholders' Equity
              For the Period December 31, 1996 through June 30, 1998 ............       4

              Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1998 and 1997 ...................       5

              Notes to Consolidated Financial Statements ........................     6-9

   Item 2.    Management's discussion and analysis of financial
              condition and results of operations ...............................   10-18

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk ........     19

PART II      OTHER INFORMATION

   Item 1.   Legal proceedings ..................................................     20

   Item 2.   Changes in securities ..............................................     20

   Item 3.   Defaults upon senior securities ....................................     20

   Item 4.   Submission of matters to a vote of security ........................     20

   Item 5.   Other information ..................................................     21

   Item 6.   Exhibits and reports on Form 8-K ...................................     21

SIGNATURES ......................................................................     22

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                       VRB BANCORP
                              CONSOLIDATED BALANCE SHEETS

                                                                         June 30,             December 31,
                                                                          1998                   1997
                                                                       -------------         -------------
                                                                       (Unaudited)              (Audited)
ASSETS
    Cash and due from banks                                            $  11,693,132         $  11,144,289
    Federal funds sold                                                    46,800,000            32,500,000
                                                                       -------------         -------------
                   Total cash and cash equivalents                        58,493,132            43,644,289
                                                                       -------------         -------------
    Investments
        U.S. Treasury and agencies                                        16,307,547            20,074,686
        States and political subdivisions                                 19,182,253            18,415,049
        Corporate and other investments                                      849,943             1,108,163
    Federal Home Loan Bank stock                                           1,699,300             1,208,000

    Loans, net of allowance for loan losses and unearned income          186,188,521           115,413,898
    Premises and equipment, net                                            6,275,362             4,411,372
    Other real estate owned                                                   60,000                    --
    Accrued interest and other assets                                     12,944,538             2,378,189
                                                                       -------------         -------------

TOTAL ASSETS                                                           $ 302,000,596         $ 206,653,646
                                                                       =============         =============

LIABILITIES
    Deposits
           Demand deposits                                             $  63,598,524         $  49,998,132
        Interest bearing demand deposits                                 105,149,383            80,334,130
        Savings deposits                                                  23,611,869            15,308,820
        Time deposits                                                     73,231,659            27,535,264
                                                                       -------------         -------------
                   Total deposits                                        265,591,435           173,176,346

    Accrued interest and other liabilities                                 2,102,340             1,616,745
                   Total liabilities                                     267,693,775           174,793,091
                                                                       -------------         -------------

SHAREHOLDERS' EQUITY
    Preferred stock, voting, $5 par value; 5,000,000 shares
        authorized and unissued
    Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued
    Common stock, no par value, 30,000,000 shares authorized
        with 8,349,254 and 8,340,744, issued and outstanding
        at June 30, 1998 and December 31, 1997, respectively              18,482,885            18,462,712
    Unrealized gain (loss) on available for sale securities                  (15,354)               48,542
    Retained earnings                                                     15,839,290            13,349,301
                                                                       -------------         -------------
                   Total shareholders' equity                             34,306,821            31,860,555
                                                                       -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 302,000,596         $ 206,653,646
                                                                       =============         =============

                                     VRB BANCORP
                         CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the Six Months Ended June 30,
                                                                          ---------------------------------
                                                                              1998                1997
                                                                          -----------         -------------
                                                                          (Unaudited)          (Unaudited)
INTEREST INCOME
    Interest and fees on loans                                            $10,023,666        $ 5,520,607
    Interest on investment securities:
       U.S. Treasury and agencies                                             590,887            663,342
       States and political subdivisions                                      460,677            470,727
       Corporate and other investments                                         92,609             84,168
    Federal funds sold                                                        985,141            412,994
                                                                          -----------        -----------

               Total interest income                                       12,152,980          7,151,838
                                                                          -----------        -----------

INTEREST EXPENSE
    Interest bearing demand deposits                                        1,637,844          1,104,054
    Savings deposits                                                          265,602            166,837
    Time deposits                                                           2,088,355            637,531
    Borrowed funds                                                              4,491                 --
                                                                          -----------        -----------
               Total interest expense                                       3,996,292          1,908,422
                                                                          -----------        -----------

               Net interest income                                          8,156,688          5,243,416

PROVISION FOR LOAN LOSSES                                                          --                 --
                                                                          -----------        -----------
               Net interest income after provision for loan losses          8,156,688          5,243,416
                                                                          -----------        -----------

NONINTEREST INCOME
    Service charges on deposit accounts                                       637,320            521,926
    Other operating income                                                    353,763            200,213
    Securities transactions                                                        --              7,139
                                                                          -----------        -----------

               Total noninterest income                                       991,083            729,278
                                                                          -----------        -----------

NONINTEREST EXPENSES
    Salaries and benefits                                                   2,947,685          2,062,296
    Net occupancy                                                             546,203            372,168
    Communications                                                            190,449            115,112
    Data processing                                                           167,481            114,679
    FDIC insurance premium                                                     31,795              8,809
    Supplies                                                                  166,607            104,837
    Professional fees                                                         130,269             76,866
    Other real estate expense                                                   2,863              1,166
    Other expenses                                                            989,430            424,034
                                                                          -----------        -----------
               Total noninterest expenses                                   5,172,782          3,279,967
                                                                          -----------        -----------

INCOME BEFORE INCOME TAXES                                                  3,974,989          2,692,727
PROVISION FOR INCOME TAXES                                                  1,485,000            916,000
                                                                          -----------        -----------
NET INCOME                                                                $ 2,489,989        $ 1,776,727
                                                                          -----------        -----------
BASIC AND FULLY DILUTED EARNINGS PER SHARE                                $      0.30        $      0.25
                                                                          ===========        ===========

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Three Months Ended June 30,
                                                                  -----------------------------------
                                                                          1998             1997
                                                                   --------------        ------------
                                                                       (Unaudited)        (Unaudited)
INTEREST INCOME
   Interest and fees on loans                                          $4,910,211        $2,876,993
   Interest on investment securities:
      U.S. Treasury and agencies                                          251,994           333,278
      States and political subdivisions                                   229,158           235,936
      Corporate and other investments                                      44,263            41,906
   Federal funds sold                                                     573,210           192,819
                                                                       ----------        ----------

            Total interest income                                       6,008,836         3,680,932
                                                                       ----------        ----------

INTEREST EXPENSE
   Interest bearing demand deposits                                       806,545           542,904
   Savings deposits                                                       132,051            81,741
   Time deposits                                                        1,014,556           317,652
   Borrowed Funds                                                              --                --
                                                                       ----------        ----------
            Total interest expense                                      1,953,152           942,297
                                                                       ----------        ----------

            Net interest income                                         4,055,684         2,738,635

PROVISION FOR LOAN LOSSES                                                      --                --
                                                                       ----------        ----------

            Net interest income after provision for loan losses         4,055,684         2,738,635
                                                                       ----------        ----------

NONINTEREST INCOME
   Service charges on deposit accounts                                    327,022           266,701
   Other operating income                                                 195,001           114,223
   Securities transactions                                                     --                --
                                                                       ----------        ----------

            Total noninterest income                                      522,023           380,924
                                                                       ----------        ----------

NONINTEREST EXPENSES
   Salaries and benefits                                                1,479,613         1,040,906
   Net occupancy                                                          238,290           191,943
   Communications                                                         102,567            58,600
   Data processing                                                         79,031            54,551
   FDIC insurance premium                                                  15,994             6,811
   Supplies                                                                81,710            58,100
   Professional fees                                                       71,801            42,869
   Other real estate expense                                                  999             1,166
   Other expenses                                                         495,074           231,198
                                                                       ----------        ----------
            Total noninterest expenses                                  2,565,079         1,686,144
                                                                       ----------        ----------
INCOME BEFORE INCOME TAXES                                              2,012,628         1,433,415
PROVISION FOR INCOME TAXES                                                765,000           491,000
                                                                       ----------        ----------
NET INCOME                                                             $1,247,628        $  942,415
                                                                       ----------        ----------
BASIC AND FULLY DILUTED EARNINGS PER SHARE                             $     0.15        $     0.13
                                                                       ==========        ==========

                                   VRB BANCORP
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                         NET
                                                                                                     UNREALIZED
                                                                                                    GAIN (LOSS) ON
                                                                                                      AVAILABLE-         TOTAL
                                                           COMMON STOCK              RETAINED          FOR-SALE      SHAREHOLDERS'
                                                      SHARES          AMOUNT         EARNINGS         SECURITIES         EQUITY
BALANCE, December 31,
    1996 (Audited)                                  3,574,682     $  9,480,330     $ 10,652,015      $     55,789      $ 20,188,134

Stock options exercised
    (February to August 1997)                          17,475           85,230               --                --            85,230

2 for 1 stock split
    (September 10, 1997)                            3,592,157               --               --                --                --

Stock options exercised
    (September to October 1997)                         6,430           26,152               --                --            26,152

Income tax benefit from stock
    options exercised                                      --           86,896               --                --            86,896

Cash dividend ($.14 per share,
     paid October 31, 1997)                                --               --       (1,006,333)               --        (1,006,333)

Stock Offering (November 1997)                      1,150,000        8,784,104               --                --         8,784,104

Net income                                                 --               --        3,703,619                --         3,703,619

Change in net unrealized gain on
    available-for-sale securities,
    net of taxes                                           --               --               --            (7,247)           (7,247)
                                                    ---------     ------------     ------------      ------------      ------------
BALANCE, December 31, 1997
    (audited)                                       8,340,744     $ 18,462,712     $ 13,349,301      $     48,542      $ 31,860,555
                                                    =========     ============     ============      ============      ============
Stock options exercised
      (March - May 1998)                                8,510           20,173               --                --            20,173

Net income                                                 --               --        2,489,989                --         2,489,989

Change in net unrealized gain on
    available-for-sale securities,
    net of taxes                                           --               --               --           (63,896)          (63,896)
                                                    ---------     ------------     ------------      ------------      ------------
BALANCE, June 30, 1998
    (unaudited)                                     8,349,254     $ 18,482,885     $ 15,839,290      $    (15,354)     $ 34,306,821
                                                    =========     ============     ============      ============      ============

                                         VRB BANCORP
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Six Months Ended June 30,
                                                                                        ---------------------------------
                                                                                               1998               1997
                                                                                         -----------         ------------
                                                                                          (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                         $   2,489,989       $   1,776,727
    Adjustments to reconcile net income to net cash
                provided by operating activities:
        Depreciation and amortization                                                        762,199             243,511
        FHLB of Seattle stock dividend                                                       (71,800)            (41,300)
        Gain on sale of securities                                                                --              (7,139)

    Changes in assets and liabilities
        Accrued interest receivable and other assets                                         261,463             321,274
        Accrued interest payable and other liabilities                                      (740,656)            (97,419)
                                                                                       -------------       -------------
                Net cash provided by operating activities                                  2,701,195           2,195,654
                                                                                       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the sale of available-for-sale securities                               13,611,248           3,190,082
    Proceeds from the maturity of held-to-maturity securities                                870,000              165000
    Purchases of available-for-sale securities                                            (4,997,656)         (3,000,000)
    Purchases of held-to-maturity securities                                              (1,543,721)                 --
    Loan originations, net of principal repayments                                        21,814,923          (8,153,089)
    Purchases of premises and equipment                                                     (272,894)           (602,486)
    Net cash used to purchase Colonial Banking Company                                    (1,644,499)                 --
                                                                                       -------------       -------------
                Net cash provided by / (used in) investing activities                     27,837,401          (8,400,493)
                                                                                       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase/(decrease) in deposit liabilities, net of withdrawals                       (15,460,885)            879,299
    Proceeds from the exercise of stock options                                               20,173              36,066
    Repayments of FHLB of Seattle advances                                                  (249,041)                 --

                Net cash provided by / (used in) financing activities                    (15,689,753)            915,365
                                                                                       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      14,848,843          (5,289,474)

CASH AND CASH EQUIVALENTS, beginning of period                                            43,644,289          29,216,909
                                                                                       -------------       -------------

CASH AND CASH EQUIVALENTS, end of period                                               $  58,493,132       $  23,927,435
                                                                                       =============       =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
    Cash paid for interest                                                             $   3,745,348       $   1,919,722
    Cash paid for taxes                                                                $   1,372,000       $     570,994

SCHEDULE OF NONCASH ACTIVITIES
    Changes in unrealized gain on available-for-sale
        securities, net of tax                                                         $     (63,896)      $    (120,991)

SUPPLEMENTAL SCHEDULE OF CASH USED TO PURCHASE
    COLONIAL BANKING COMPANY

        NET ASSETS ACQUIRED
        Cash, cash equivalents and investment securities                               $  19,280,208
        Loans, net of allowance for loan losses and unearned income                       92,775,384
        Premises and equipment                                                             1,816,296
        Accrued interest receivable and other assets                                       1,695,921
        Deposits                                                                        (107,875,973)
        Accrued interest payable and other liabilities                                    (1,509,709)
        Goodwill                                                                           9,526,357
                                                                                       -------------

          Total proceeds payable to shareholders of Colonial Banking Company              15,708,484
                                                                                       -------------

          Less:  cash and cash equivalents acquired as a result of the acquisition       (14,063,985)
                                                                                       -------------
          NET CASH USED TO PURCHASE COLONIAL BANKING COMPANY                           $   1,644,499
                                                                                       =============

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Bank's 1997 Annual Report to Shareholders. The operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any other future interim period.

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

The following table illustrates the computations of basic and diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997 (dollars in thousands except per share amounts)

                                                  Income         Shares      Per Share
                                               (Numerator)   (Denominator)     Amount
                                               -----------   -------------     ------
For the three months ended June 30, 1998

Basic earnings per share -
  Income available to common shareholders          $1,248         8,347        $0.15
Effect of dilutive securities
  Outstanding common stock options                     --            82           --
                                                   ------        ------        -----
Income available to common shareholders
  plus assumed conversions                         $1,248         8,429        $0.15
                                                   ======        ======        =====

For the three months ended June 30, 1997

Basic earnings per share -
  Income available to common shareholders          $  942         7,161        $0.13
Effect of dilutive securities
  Outstanding common stock options                     --            67           --
                                                   ------        ------        -----

Income available to common shareholders
  plus assumed conversions                         $  942         7,228        $0.13
                                                   ======        ======        =====
For the six months ended June 30, 1998

Basic earnings per share -
  Income available to common shareholders          $2,490         8,344        $0.30
Effect of dilutive securities
  Outstanding common stock options                     --            83           --
                                                   ------        ------        -----

Income available to common shareholders
  plus assumed conversions                         $2,490         8,427        $0.30
                                                   ======        ======        =====
For the six months ended June 30, 1997

Basic earnings per share -
  Income available to common shareholders          $1,777         7,157        $0.25
Effect of dilutive securities
  Outstanding common stock options                     --            83           --
                                                   ------        ------        -----

Income available to common shareholders
  plus assumed conversions                         $1,777         7,220        $0.25
                                                   ======        ======        =====

NOTE 4 - SFAS No. 130, "Reporting Comprehensive Income"

SFAS No. 130 requires that all enterprises report a financial measure of the changes in equity that result from recognized transactions and other economic events of the period. Such changes in equity shall be reported in the financial statements as components of comprehensive income. Elements of comprehensive income include the changes in (1) the unrealized gain or loss on securities classified as available for sale, (2) foreign currency translation adjustments, and (3) minimum pension liabilities. SFAS No. 130 is effective for all enterprises for years beginning after December 15, 1997.

If the Company were to report comprehensive income, the change in the unrealized gain(loss) on the Company's securities currently categorized as available-for-sale would qualify as an element of comprehensive income. For the six months ended June 30, 1998, the unrealized gain on the Company's available for sale investment portfolio decreased by $63,896, net of tax, to a net loss position of $15,354. The Bank does not have any other elements of comprehensive income.

At this time, comprehensive income (net income plus the change in the unrealized gain/loss on available-for-sale securities) does not materially differ from net income as reported in the financial statements, and therefore, the provisions of this statement need not be applied.

NOTE 5 -  Acquisition of Colonial Banking Company

Effective January 5, 1998, the Company acquired Colonial Banking Company ("CBC"), a community bank with five full service branches located in the Rogue Valley, the Company's principal region of business (herein referred to as "the acquisition", or "the merger"). CBC also operated a loan production office out of Portland, Oregon, which was closed immediately after the acquisition. The acquisition, reported under the purchase method of accounting, resulted in the addition of approximately $100 million in assets with an aggregate purchase price of $15.7 million, and created $9.4 million in purchased goodwill with an realizable recovery period of 15 years. With the exception of one branch which was consolidated into the head office of the Company, the Company retained and continues to operate all of the full service branches of CBC.

Following the acquisition, the Company instituted its pricing policies for deposits and loans, and introduced the Company's products to all CBC customers while endeavoring to provide the same services throughout its entire branch network. By mid January, 1998, CBC's data processing system had been discontinued, and the data converted and merged with the Company's existing in-house data processing system.

The integration of CBC continues to move forward with positive results. Careful consideration and time has been directed toward monitoring and maintaining the credit quality of the CBC loan portfolio. In addition, the Bank's infrastructure has expanded to accommodate the growth in asset size with relative ease.

Below is condensed pro forma information for the results of operations as if the Company and CBC had combined at the beginning of each of the respective periods presented:


                                         For the six months
PRO FORMA INFORMATION                      ended June 30,
                                        --------------------
                                         1998          1997
                                        ------         -----
in thousands, except EPS

Net Interest Margin                     $8,204        $7,760
Net Income                              $2,509        $2,086

Basic earnings per share                $ 0.30        $ 0.29
Fully diluted earnings per share        $ 0.30        $ 0.29

Average Shares Outstanding               8,344         7,157

                                         For the three months
                                             ended June 30,
                                        ---------------------
                                         1998           1997
                                        ------         ------
Net Interest Margin                     $4,056        $4,049
Net Income                              $1,248        $1,123

Basic earnings per share                $ 0.15        $ 0.16
Fully diluted earnings per share        $ 0.15        $ 0.16

Average Shares Outstanding               8,347         7,161

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

Material Changes in Results of Operations

Quarter to Quarter Comparison:  2nd quarter 1998 to 1st Quarter 1998
Net income improved slightly when comparing 2nd quarter earnings of $1,248,000 to 1st quarter earnings of $1,242,000. The Bank's EPS was consistent at 15 cents for both quarters, as was the Bank's 1.6% return on total average assets.

For the six months ended June 30, 1998,  and 1997
Net income totaled $2,490,000 or 30 cents per share for the six months ended June 30, 1998. This is a 40% increase when compared to the same period last year, when earnings totaled $1,777,000 or 25 cents per share. The improved results when comparing the two periods reflect the Bank's recent acquisition of CBC and the successful utilization of the net assets acquired.

Interest Margin:

Quarter to Quarter Comparison:  2nd quarter 1998 to 1st Quarter 1998
The 2nd quarter in 1998 was a continuation of trends previously identified in the 1st quarter. Maturing interest earning assets have been re-pricing at lower rates and the Bank's mix of interest earning assets has shifted to accommodate growth in short term securities and federal funds sold. In addition, the Bank experienced a small decline in total average interest earning assets, dropping from an average of $278.5 million in the 1st quarter to $275.9 in the 2nd quarter. Under the combined influence of these factors, interest income declined by approximately $136,000, or 2% when compared to the 1st quarter. However, the ebb in interest income was recovered by an improving cost of funds, and as a result, the Bank's interest margin remained consistent with first quarter results of 6.06%.

For the six months ended June 30, 1998, and 1997
Net interest income of $8,157,000 for the six months ended June 30, 1998 represented a 56% increase when compared to the same period in 1997. Below is an analysis of the various financial components that make up the Bank's interest margin on a tax equivalent basis for the periods ended June 30, 1998 and 1997.



                                                                 For the six months ended June 30, 1998
                                                               -------------------------------------------
                                                               Average           Inc / Exp            Rate
                                                               -------           ---------            ----
(in thousands)
Interest-earning assets:
    Loans (*)                                                $ 201,854          $  10,024             9.93%
    Investment securities
       Taxable securities                                       20,971                683             6.51%
       Nontaxable securities (**)                               18,015                698             7.75%
    Federal funds sold                                          36,349                985             5.42%
                                                             ---------           --------             ----
           Total interest earning assets                       277,189             12,390             8.94%
                                                             ---------           --------             ----

    Cash and due from banks                                     13,553
    Fixed assets                                                 6,227
    Loan loss allowance                                         (4,120)
    Other assets                                                12,828
                                                             ---------
           Total Assets                                      $ 305,677
                                                             =========
Interest-bearing liabilities:
    Interest-bearing checking accounts                       $ 107,070          $   1,638             3.06%
    Savings accounts                                            24,352                266             2.18%
    Time deposits                                               77,567              2,088             5.38%
    Borrowed funds                                                 106                  4             7.55%
                                                             ---------           --------             ----
           Total interest-bearing liabilities                  209,095              3,996             3.82%

    Noninterest bearing deposits                                61,078                 --             0.00%
                                                             ---------           --------             ----
           Total deposits and borrowed funds                   270,173              3,996             2.96%
                                                             ---------           --------             ----
    Other liabilities                                            2,421
                                                             ---------
           Total Liabilities                                   272,594

    Shareholders' equity                                        33,083
                                                             ---------
           Total liabilities and shareholders' equity        $ 305,677
                                                             =========
    Net interest income                                                         $   8,394
                                                                                 ========
    Net interest spread                                                                               5.98%
                                                                                                      ----
    Average yield on earning assets (**)                                                              8.94%
                                                                                                      ----
    Interest expense to earning assets(*)                                                             2.88%
                                                                                                      ----
    Net interest margin                                                                               6.06%
                                                                                                      ----

(*) Nonaccrual loans are included in the average balance.

(**) Tax-exempt income has been adjusted to a tax equivalent basis at 34%.


                                                               For the six months ended June 30, 1997
                                                             ------------------------------------------
                                                             Average         Inc / Exp            Rate
                                                             -------         ---------            ----
(in thousands)
Interest-earning assets:
    Loans (*)                                               $ 104,868        $   5,521           10.53%
    Investment securities
       Taxable securities                                      22,521              748            6.64%
       Nontaxable securities (**)                              18,535              713            7.69%
    Federal funds sold                                         15,591              413            5.30%
                                                             --------        ---------           -----
           Total interest earning assets                      161,515            7,395            9.16%
                                                             --------        ---------           -----

    Cash and due from banks                                    9,785
    Fixed assets                                               4,350
    Loan loss allowance                                       (1,627)
    Other assets                                               2,370
                                                           ---------
           Total Assets                                    $ 176,393
                                                           =========
Interest-bearing liabilities:
    Interest-bearing checking accounts                      $  69,143        $   1,104            3.19%
    Savings accounts                                           15,435              167            2.16%
    Time deposits                                              26,055              638            4.90%
    Borrowed funds                                                 --               --            0.00%
                                                            ---------        ---------           -----
           Total interest-bearing liabilities                 110,633            1,909            3.45%

    Noninterest bearing deposits                               43,490               --            0.00%
                                                            ---------        ---------           -----
           Total deposits and borrowed funds                  154,123            1,909            2.48%
                                                                                                 -----
    Other liabilities                                           1,277
                                                            ---------
           Total Liabilities                                  155,400

    Shareholders' equity                                       20,993
                                                            ---------
           Total liabilities and shareholders' equity       $ 176,393
                                                            =========
    Net interest income                                                      $   5,486
                                                                             =========
    Net interest spread                                                                           6.68%
                                                                                                 -----
    Average yield on earning assets (**)                                                          9.16%
                                                                                                 -----
    Interest expense to earning assets(*)                                                         2.36%
                                                                                                 -----
    Net interest margin                                                                           6.79%
                                                                                                 -----

The Bank's net interest margin after adjusting tax exempt income to reflect a tax equivalent basis, increased $2,908, or 53.0%, when comparing the first six months of 1998 and that reported in 1997. However, the margin expressed as a percentage of net average earning assets moved to 6.06% , a 73 basis point decline from 6.79%. Post acquisition, the Bank's yield on net interest earning assets shifted downward to accommodate the interest rate characteristics of approximately $98 million in newly acquired assets, which historically averaged a 5.5% tax equivalent yield.

Management expects to continue to operate under a highly competitive loan market, and rates on new and renewed loans will most likely reflect this environment. Loan growth will most likely be tempered by the Bank's high credit quality standards. The Bank's deposit pricing strategies will be designed to place downward pressure on the Bank's average cost of funds, without adversely impacting the bank's liquidity or financial performance(1).

The following table shows the increase (decrease) in VRB Bancorp's consolidated interest income and expense when compared to the same period for the previous year. The table attributes such amounts to changes in volume as well as changes in rates:

                                                        For the Six Months Ended June 30, 1998
                                                               Increase (Decrease) Due To
                                                      -----------------------------------------
                                                       Volume           Rate         Net Change
                                                      ----------     ---------       ----------
(in thousands)

Interest-earning assets:
     Loans                                            $ 4,816         $  (312)        $ 4,504
     Investment securities
           Taxable securities                             (51)            (13)            (64)
           Nontaxable securities (**)                     (20)              5             (15)
     Federal funds sold                                   563              10             573
                                                      -------         -------         -------
           Total                                        5,308            (310)          4,998
                                                      -------         -------         -------
Interest-bearing liabilities:
     Interest bearing checking                            580             (45)            535
     Savings accounts                                      97               3             100
     Time deposits                                      1,387              64           1,451
     Borrowed funds                                         4              --               4
                                                      -------         -------         -------
           Total                                        2,068              22           2,090
                                                      -------         -------         -------
Net increase (decrease) in net interest income        $ 3,240         $  (332)        $ 2,908
                                                      =======         =======         =======


----------
(1)  This paragraph contains forward looking statements.

Non Interest Income and Non Interest Expense:

Quarter to Quarter Comparison:  2nd quarter 1998 to 1st Quarter 1998
Non interest income increased by $52,000, or 11% when comparing 2nd quarter results to those recognized in the 1st quarter of 1998. Mortgage loan processing fees had a strong 2nd quarter showing, with fees improving from $46,000 for the first three month of the year, to $86,000 in the second three months of the year. The 86% increase reflects the advantageous home mortgage market in the Rogue Valley.

Non interest expenses declined by $43,000, or 1.6% when comparing the 1st and 2nd quarter of 1998. Management continues to look for potential reductions in operating expenses and economies of scale.

For the six months ended June 30, 1998, and 1997
Non interest income, which is primarily services charges on deposit accounts and mortgage processing fees, increased by $262,000 or 36% when comparing the six months ended June 30, 1998 to the same period in 1997. The bank acquired approximately $26 million in transactional based deposit accounts as a result of the CBC acquisition, which in turn generated an additional $100,000 in service and NSF fees during the 1st and 2nd quarter of 1998. In addition, the Bank continues to focus on alternative fee income sources independent from deposit levels.

Non interest expense increased $1,893,000, or 58%, from $3,280,000 to $5,173,000 for the six months ended June 30, 1998 and 1997, respectively. 17% of the increase represents the amortization of intangible assets created as a result of the acquisition of CBC. The remaining increase reflects the staffing and maintenance of four additional branches and increased infrastructure in place to service the Bank's loan portfolio.

The Bank efficiency ratio, or non interest expenses as a percentage of total net interest income plus non interest income was 56% for the six months ended June 30, 1998. However, when eliminating the amortization of intangible assets acquired as a result of the CBC merger, the Bank's efficiency margin is reduced to 53%. This is positive relationship when compared to the same period a year ago when the Bank's efficiency margin was 55%.


Material Changes in Financial Condition:

Liquidity  and Capital Resources

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to support loan growth and deposit withdrawals, to satisfy financial commitments and to take advantage of investment opportunities.

Throughout the first and second quarter, the Company has experienced strong competition for both deposits and loans. In particular, larger super-regional banks have aggressively marketed loan programs with low interest rates and no fee options. Over the last six months, principal loan repayments have exceeded loan originations as commercial entities have taken advantage of the very low re-pricing opportunities available elsewhere in the marketplace. Fueled by loan run-off and net proceeds from the maturity or call of investment securities, the Bank's investment in federal funds sold grew to $46.8 million as of June 30, 1998 or 15.5% of total assets.

As predicted, average deposits have declined by approximately $15 million over the last six months. The vast majority of the decline centers around time certificates of deposit, as former CBC customers have moved maturing funds to alternative investments. Given the Bank's high levels of liquidity, the Bank has not sought to replace such funds except through normal means. Management is focusing on relationship banking, and typically targets key customers with both deposit and credit needs.


Contingencies

Year 2000 - Management continues to monitor the impact of Year 2000 on the Bank's data processing and proprietary systems, as well as the Bank's vulnerability to the principal borrowers of the Bank and their potential failure to address their own Year 2000 issues. The Bank has an established an action plan which establishes a timeline for the testing of all systems impacted by the Year 2000, using internal and external resources at relatively minimal cost. As of June 30, 1998, current testing is on schedule and has not revealed any circumstances that would cause management to believe that preparing our computer systems for Year 2000 will have a materially impact on the operations or financial performance of the Bank. (2)





----------

(2) This paragraph contains forward looking statements.

Balance Sheet Analysis

The table below provides abbreviated balance sheets which illustrate the material changes in financial condition when comparing the end of the proceeding fiscal year to June 30, 1998:


                                              June 30,         December 31,
                                                1998               1997               $ Change          % Change
(in thousands)

ASSETS
Loans                                         $186,189            $115,414            $ 70,775             61.32%
Investments                                     38,039              40,806              (2,767)            (6.78%)
Federal funds sold                              46,800              32,500              14,300             44.00%
Other Assets                                    30,973              17,934              13,039             72.71%
                                              --------            --------            --------             -----

   Total assets                               $302,001            $206,654            $ 95,347             46.14%
                                              ========            ========            ========             =====
LIABILITIES AND EQUITY
Noninterest bearing deposits                  $ 63,599            $ 49,998            $ 13,601             27.20%
Interest bearing deposits                      201,993             123,178              78,815             63.98%
                                              --------            --------            --------             -----

   Total Deposits                              265,592             173,176              92,416             53.37%

Other Liabilities                                2,102               1,617                 485             29.99%
                                              --------            --------            --------             -----

   Total Liabilities                           267,694             174,793              92,901             53.15%
                                              --------            --------            --------             -----

   Total Capital                                34,307              31,861               2,446              7.68%
                                              --------            --------            --------             -----

   Total Liabilities and Capital              $302,001            $206,654            $ 95,347             46.14%
                                              ========            ========            ========             =====

Loans:

The Bank provides a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and residents in the local area. Outstanding loans totaled $186.2 million at June 30, 1998, representing a $70.8 million or 61.3% increase when compared to loans of $115.4 million as of December 31, 1997. However, when excluding the loans acquired as a result of the CBC merger, principal repayments have exceeded new loans by over $20 million for the first six months of 1998. The decline in average loans is due to several factors including (1) previously scheduled payoffs on a number of loans acquired from CBC (2) maturity of several short-term construction loans originating in the Portland market (3) the sale the Bank's one million dollar visa loan portfolio (sold for par value) and (4) a slowing local economy operating under a highly competitive environment.

Commitments, principally real estate construction notes and commercial lines of credit, totaled $22.0 million at June 30, 1998, a 11% decrease when compared to commitments outstanding as of the end of the previous quarter.

Reflective of the Bank's customer base, as well as trends within the local economy, 85% of the Bank's loan portfolio resides in real estate mortgage loans. Of the $137.6 million in real estate mortgage loans outstanding as of June 30, 1998, approximately $85 million were made to commercial customers where the collateral for the loans includes the real estate occupied by the customers' businesses. An additional $32 million represented loans secured by multi family (5 or more) residential property and the remaining $21 million was secured by family residential property.

Of the loans acquired as a result of the merger with CBC, 97% are collateralized with real estate. Approximately 80% of such loans are categorized as loans secured by nonresidential and multi-family residential properties located throughout the state, including loans based out of Portland/Salem metropolitan area.

The following table presents the composition of the Bank's loan portfolio at the date indicated:


                                              June 30, 1998                              December 31, 1997
                                      ------------------------------              ------------------------------
                                        Amount          Percentage                   Amount          Percentage
                                      -----------       ------------              ----------        ------------
(in thousands)

Commercial                            $  16,201              8.70%          $  12,720                  11.02%
Real estate construction                 23,921             12.85%             15,476                  13.41%
Real estate mortgage                    137,649             73.93%             77,049                  66.76%
Consumer and other                       12,486              6.71%             11,949                  10.35%
                                      ---------         ---------           ---------              ---------

                                        190,257            102.18%            117,194                 101.54%
Allowance for loan losses
   and unearned fees                     (4,068)            (2.18%)            (1,780)                 (1.54%)
                                      ---------         ---------           ---------              ---------

Net loans                             $ 186,189            100.00%          $ 115,414                 100.00%
                                      ---------         ---------           ---------              ---------

Loan Loss Reserve:

The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to mitigate credit losses by maintaining strong underwriting standards and closely monitoring the financial condition of the borrower. As of June 30, 1998, the Bank's allowance for loan losses was $3,633,000, or 1.9% of total loans, and is believed to be adequate to absorb potential credit losses in the near term. (3)

As of June 30, 1998, total non performing assets as a percentage of total assets increased slightly from .18% to .21%, as management continues to closely monitor all credits that are past due or substandard. Due to the low number of net charge off's totaling $45,000 for the six months ended June 30, 1998, the decline in average outstanding loans, and the relative strength of the Bank's total loan portfolio, the Bank did not record a provision for loan losses in the first or second quarter.



----------

(3)  This statement is a forward looking statement.

The following table presents information with respect to non-performing assets:


                                                                       June 30, 1998   December 31, 1997
                                                                       -------------   -----------------
(in thousands)
Loans on nonaccrual status                                                  $428             $372
Loans past due greater than 90 days but not on nonaccrual status             156
Other real estate owned                                                       60               --
                                                                            ----             ----

               Total nonperforming assets                                   $644             $372
                                                                            ====             ====

Percentage of nonperforming assets to total assets                          0.21%            0.18%
                                                                            ====             ====

Investment Portfolio:

Investment securities are purchased for managing liquidity and generating after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of June 30, 1998, the Bank's portfolio of investment securities (including FHLB stock) totaled $38,039,000, a decrease of $2,767,000, or 6.8% when compared to the balance of the portfolio at December 31, 1997 of $40,806,000. The decline reflects the call or maturity of over $14 million in securities, offset by the acquisition of approximately $5 million in securities from the CBC merger, and the purchase of $6.5 million new securities.

The Bank currently has $46,800,000 in federal funds sold. As mentioned earlier, loan run off and the call of several outstanding bond issues have fueled the growth in this area. The Bank is currently reinvesting these funds into securities with varying maturities that best accommodate the anticipated credit and deposit trends within the Bank.

VRB follows financial accounting principles which require the identification of investment securities as held-to-maturity or available-for-sale. Securities designated as held-to-maturity are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate. The following table provides the book value of the Bank's investment portfolio (excluding FHLB stock) as divided between held-to maturity and available-for-sale as of June 30, 1998 and December 31, 1997:

                                               June 30, 1998   December 31, 1997
                                               -------------   -----------------
(in thousands)

Investments available-for-sale
   U.S. Treasury and agencies                     $16,308          $20,075
   States and political subdivisions                   --               --
   Corporate and other investments                    850            1,108
                                                  -------          -------
                                                  $17,158          $21,183
                                                  -------          -------

Investments held-to-maturity
   U.S. Treasury and agencies                     $    --          $    --
   States and political subdivisions               19,182           18,415
   Corporate and other investments                     --               --
                                                  -------          -------
                                                  $19,182          $18,415
                                                  -------          -------

Deposits:

Deposits are the Bank's major source of funds available for lending and other investment opportunities. Deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Substantially all of the Bank's depositors are residents of Southern Oregon. The composition of the Bank's deposit base shifted significantly upon the acquisition of CBC. Fixed maturity accounts originally increased by approximately 200%; however, post acquisition, the deposit mix has and continues to reshuffle. Higher priced CBC time deposits are maturing as scheduled, with approximately half renewing at lower rates. Similar to 1997, the Bank continues to see growth in non-interest bearing and interest bearing demand deposits, which combined accounted for 63% of total deposits at June 30, 1998. The changes in the Bank's deposit mix are having a positive impact on the Bank's cost of funds, which has dropped from 3.00% for the first quarter of 1998 to 2.90% for the second quarter of 1998.

The changes evident in the Bank's deposit mix is further illustrated below:



                                            PERCENT OF  PERCENT OF
                               JUNE 30        TOTAL     DECEMBER 31      TOTAL
                                1998        DEPOSITS       1997         DEPOSITS
(in thousands)
Demand                          63,598         23.9%           49,998      28.9%
Interest bearing demand        105,149         39.6            80,334      46.4
Savings                         23,612          8.9            15,309       8.8
Time deposits                   73,232         27.6            27,535      15.9
                               -------      -------           -------   -------
                               265,591        100.0%          173,176     100.0%
                               =======      =======           =======   =======

Shareholders' Equity:

Shareholder equity at June 30, 1998 amounted to $34,307,000 compared to $31,861,000 at December 31, 1997. The increase in equity reflects consolidated earnings of $2,490,000 and the proceeds from the exercise of stock options ( 8,510 shares for a total increase of $20,173). These additions to equity were partially offset by a change in the value of the "available for sale" portion of our investment portfolio. The "unrealized gain/loss" on this portion of the portfolio is reflected in shareholder equity. The current value of this segment of the bank's investment portfolio declined $63,896, net of tax, when comparing December 31, 1997 to June 30, 1998.

The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At June 30, 1998, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 12.0% and 13.2%, respectively. While the Bank is considered well capitalized, these ratios are materially different when compared to ratios of 16.2% and 17.5% for the same period in 1997. The decline in the Bank's relative capital position is principally due to the exclusion of all purchased goodwill created as a result of the CBC acquisition when computing the Bank's tier 1 capital.

Part I - FINANCIAL INFORMATION

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, interest rate and credit risks are the most significant risks that could have an adverse impact on the Bank's financial condition and results of operation. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk are not relevant to Bank operations at this time.

Interest Rate Risk

Interest rate risk is managed through the monitoring of the Bank's "gap" position and the sensitivity of the bank's net interest margins and capital position under changing interest rate environments. The Bank's gap is the difference between re-pricing assets and re-pricing liabilities over specific time periods. By managing the re-pricing characteristics of the Bank's assets and liabilities, the Bank can minimize the potential adverse impact from changing interest rates, while structuring the Bank's asset/liability position to obtain the maximum interest spread.

Periodically, the Bank will "rate shock" the balance sheet by simulating a 100 and 200 basis point change in interest rates. Rate shock is an instantaneous adjustment in market rates on a balance sheet level to determine the effect such changes would have on the Company's income levels and capital position for the succeeding twelve months.

As of June 30, 1998, management's analysis indicated that the Bank's interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched re-pricing positions from that reported as of December 31, 1997.

Credit Risk
Credit risk is principally controlled by prudent loan underwriting standards and adequate allowances for potential loan loss (See discussion under Item 2 - Management discussion and analysis, Loans and Loan Loss Reserve).

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings:

The registrant is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the registrant.

Item 2.  Changes in Securities:  None

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:

On April 24, 1998, the shareholders of VRB Bancorp held their annual meeting. The following directors were elected to serve terms expiring with the 1999 annual meeting of shareholders:

             Jim          John         Larry     April      Michael     Robert      Gary        Tom      William
           Coleman       Dunkin       Parducci   Sevcik     Donovan    DeArmond   Lundberg    Anderson    Haden
           Chairman   Vice Chairman   Director  Director    Director   Director   Director    Director   Director
           ---------  -------------  ---------  ---------  ----------  ---------  ---------  ---------  ---------
For        6,103,207    6,078,747    6,103,057  6,103,307   6,100,957  6,103,207  6,083,551  6,102,707  5,957,347

Against        1,630       26,090        1,780      1,530       3,880      1,630     21,286      2,130    147,490
           ---------    ---------    ---------  ---------   ---------  ---------  ---------  ---------  ---------
  Total    6,104,837    6,104,837    6,104,837  6,104,837   6,104,837  6,104,837  6,104,837  6,104,837  6,104,837

In addition, the following matter was voted upon and approved:

Amendment to the Articles of Incorporation of VRB Bancorp to increase the total shares of all classes of stock which VRB Bancorp shall have authority to issue to forty million (40,000,000) divided into three classes as follows:

         Five million (5,000,000) shares of voting preferred stock, with a par value of five dollars per share.

         Five million (5,000,000) shares of preferred stock, with a par value of five dollars, without voting rights except with respect to voting rights in the event of a default in the payment of any dividend or with respect to any provision granting the right to consent to the issuance of a different series of Preferred Stock which would materially affect the rights, preferences or powers of such issuance.

     Thirty million (30,000,000) shares of common stock without par value.

The number of votes cast for this matter totaled 6,104,837, with 5,538,366 for, 285,296 against, and 281,175 abstaining.

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

3.2      Bylaws of VRB Bancorp*

4.0      Specimen stock certificate*

10.1 Stock Option Agreement, dated July 24, 1997, between Valley of the Rogue Bank and the shareholders of Investors Banking Corporation**

10.2 Plan of Merger, dated September 30, 1997, between Valley of the Rogue Bank and Colonial Banking Company**

10.3 Employment Agreement dated April 10, 1992, by and between Valley of the Rogue Bank and Tom Anderson*

10.4 Employment Agreement dated January 11, 1993, and Amendment to Employment Agreement, dated September 26, 1994, by and between Valley of the Rogue Bank and William A. Haden*

10.5 1994 Amended Non-Discretionary Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.3 of the Registrant's registration statement on Form S-8 filed with the Commission on October 3, 1995)

10.6 1994 Amended Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Registrant's registration statement on Form S-8 filed with the Commission on October 3, 1995)

10.7 Employment Agreement dated February 27, 1997 by and among Valley of the Rogue Bank, VRB Bancorp and Felice Belfiore**

10.8 Employment Agreement dated May 1, 1996 by and between Valley of the Rogue Bank and Brad Copeland**

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





Date:      August 10, 1998
                                       /s/ TOM ANDERSON
                                       -----------------------------------------
                                       Executive Vice President
                                       Chief Operating Officer and Secretary




Date:      August 10, 1998             /s/ FELICE BELFIORE
                                       -----------------------------------------
                                       Felice Belfiore
                                       Vice President
                                       Chief Financial Officer