Form 10-Q
period 1998-09-30
VRB BANCORP
filed 1998-11-09
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998


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

                                 Yes   X    No
                                    ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                   Class                      Outstanding at September 30, 1998
                   -----                      ---------------------------------
          Common Stock, No par value                     8,694,286

                                   VRB BANCORP

                                    Form 10-Q

                               September 30, 1998

                                Table of Contents
                            ------------------------

                                                                                   Page
                                                                                  Number
                                                                                  ------
PART I        FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated Balance Sheets
              September 30, 1998 and December 31, 1997..........................     1

              Consolidated Statements of Income
              For the Nine Months Ended September 30, 1998 and 1997.............     2

              Consolidated Statements of Income
              For the Three Months Ended September 30, 1998 and 1997............     3

              Consolidated Statements of Changes in Shareholders' Equity
              For the Period December 31, 1996 through September 30, 1998.......     4

              Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1998 and 1997.............     5

              Notes to Consolidated Financial Statements........................    6-9

      Item 2. Management's discussion and analysis of financial
              condition and results of operations...............................   10-19

      Item 3. Quantitative and Qualitative Disclosures about Market Risk             20

PART II       OTHER INFORMATION

      Item 1. Legal proceedings.................................................     21

      Item 2. Changes in securities.............................................     21

      Item 3. Defaults upon senior securities...................................     21

      Item 4. Submission of matters to a vote of security holders...............     21

      Item 5. Other information.................................................     21

      Item 6. Exhibits and reports on Form 8-K..................................    21-22

SIGNATURES......................................................................     23

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   VRB BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30,         December 31,
                                                                              ------------          ------------
                                                                                 1998                   1997
                                                                              ------------          ------------
                                                                              (Unaudited)             (Audited)
ASSETS
     Cash and due from banks                                                  $ 12,929,040          $ 11,144,289
     Federal funds sold                                                         38,400,000            32,500,000
                                                                              ------------          ------------
                         Total cash and cash equivalents                        51,329,040            43,644,289
                                                                              ------------          ------------

     Investments
           U.S. Treasury and agencies                                           35,261,591            20,074,686
           States and political subdivisions                                    19,068,418            18,415,049
           Corporate and other investments                                         333,763             1,108,163
     Federal Home Loan Bank stock                                                1,731,400             1,208,000

     Loans, net of allowance for loan losses and unearned income               181,756,923           115,413,898
     Premises and equipment, net                                                 6,250,204             4,411,372
     Other real estate owned                                                        60,000                    --
     Accrued interest and other assets                                          12,802,301             2,378,189
                                                                              ------------          ------------

TOTAL ASSETS                                                                  $308,593,640          $206,653,646
                                                                              ============          ============


LIABILITIES
     Deposits
           Demand deposits                                                    $ 67,026,022          $ 49,998,132
           Interest bearing demand deposits                                    110,020,344            80,334,130
           Savings deposits                                                     24,085,101            15,308,820
           Time deposits                                                        69,955,953            27,535,264
                                                                              ------------          ------------
                         Total deposits                                        271,087,420           173,176,346

     Accrued interest and other liabilities                                      3,473,353             1,616,745
                                                                              ------------          ------------
                         Total liabilities                                     274,560,773           174,793,091
                                                                              ------------          ------------


SHAREHOLDERS' EQUITY
     Preferred stock, voting, $5 par value; 5,000,000 shares
           authorized and unissued
     Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued
     Common stock, no par value, 30,000,000 shares authorized
           with 8,694,286 and 8,340,744, issued and outstanding
           at September 30, 1998 and December 31, 1997, respectively            21,523,369            18,462,712
     Unrealized gain on available for sale securities                              175,277                48,542
     Retained earnings                                                          12,334,221            13,349,301
                                                                              ------------          ------------
                         Total shareholders' equity                             34,032,867            31,860,555
                                                                              ------------          ------------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $308,593,640          $206,653,646
                                                                              ============          ============

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           For the Nine Months Ended September 30,
                                                                                          ----------------------------------------
                                                                                             1998                          1997
                                                                                          -----------                  -----------
                                                                                          (Unaudited)                  (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                                          $14,550,511                  $ 8,434,695
      Interest on investment securities:
           U.S. Treasury and agencies                                                         976,313                      999,529
           States and political subdivisions                                                  707,986                      707,396
           Corporate and other investments                                                    129,667                      126,284
      Federal funds sold                                                                    1,633,387                      656,042
                                                                                          -----------                  -----------

                     Total interest income                                                 17,997,864                   10,923,946
                                                                                          -----------                  -----------

INTEREST EXPENSE
      Interest bearing demand deposits                                                      2,490,728                    1,725,695
      Savings deposits                                                                        399,841                      251,103
      Time deposits                                                                         3,042,360                      965,116
      Borrowed funds                                                                            4,491                           --
                                                                                          -----------                  -----------
                     Total interest expense                                                 5,937,420                    2,941,914
                                                                                          -----------                  -----------


                     Net interest income                                                   12,060,444                    7,982,032

PROVISION FOR LOAN LOSSES                                                                          --                           --
                                                                                          -----------                  -----------

                     Net interest income after provision for loan losses                   12,060,444                    7,982,032
                                                                                          -----------                  -----------

NONINTEREST INCOME
      Service charges on deposit accounts                                                     967,672                      774,622
      Other operating income                                                                  599,654                      328,449
      Securities transactions                                                                      --                        7,139
                                                                                          -----------                  -----------

                     Total noninterest income                                               1,567,326                    1,110,210
                                                                                          -----------                  -----------

NONINTEREST EXPENSES
      Salaries and benefits                                                                 4,470,229                    3,042,752
      Net occupancy                                                                           790,534                      564,289
      Communications                                                                          295,056                      178,176
      Data processing                                                                         235,261                      133,065
      FDIC insurance premium                                                                   39,863                       13,515
      Supplies                                                                                233,396                      149,637
      Professional fees                                                                       196,682                      127,270
      Other real estate expense                                                                 2,863                        1,165
      Other expenses                                                                        1,507,939                      780,250
                                                                                          -----------                  -----------
                     Total noninterest expenses                                             7,771,823                    4,990,119
                                                                                          -----------                  -----------

INCOME BEFORE INCOME TAXES                                                                  5,855,947                    4,102,123
PROVISION FOR INCOME TAXES                                                                  2,186,000                    1,312,000
                                                                                          -----------                  -----------
NET INCOME                                                                                $ 3,669,947                  $ 2,790,123
                                                                                          ===========                  ===========
BASIC EARNINGS PER SHARE                                                                  $      0.44                  $      0.37
                                                                                          ===========                  ===========
FULLY DILUTED EARNINGS PER SHARE                                                          $      0.43                  $      0.37
                                                                                          ===========                  ===========

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                          For the Three Months Ended September 30,
                                                                                          --------------------------------------
                                                                                             1998                         1997
                                                                                          ----------                  ----------
                                                                                         (Unaudited)                  (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                                          $4,568,055                  $2,914,088
      Interest on investment securities:
           U.S. Treasury and agencies                                                        385,426                     336,187
           States and political subdivisions                                                 247,309                     236,669
           Corporate and other investments                                                    37,058                      42,116
      Federal funds sold                                                                     648,246                     243,048
                                                                                          ----------                  ----------

                     Total interest income                                                 5,886,094                   3,772,108
                                                                                          ----------                  ----------

INTEREST EXPENSE
      Interest bearing demand deposits                                                       852,884                     621,640
      Savings deposits                                                                       134,239                      84,266
      Time deposits                                                                          954,005                     327,586
      Borrowed Funds                                                                              --                          --
                                                                                          ----------                  ----------
                     Total interest expense                                                1,941,128                   1,033,492


                     Net interest income                                                   3,944,966                   2,738,616

PROVISION FOR LOAN LOSSES                                                                         --                          --
                                                                                          ----------                  ----------

                     Net interest income after provision for loan losses                   3,944,966                   2,738,616
                                                                                          ----------                  ----------

NONINTEREST INCOME
      Service charges on deposit accounts                                                    330,352                     252,696
      Other operating income                                                                 204,680                     128,236
      Securities transactions                                                                     --                          --
                                                                                          ----------                  ----------

                     Total noninterest income                                                535,032                     380,932
                                                                                          ----------                  ----------

NONINTEREST EXPENSES
      Salaries and benefits                                                                1,522,544                   1,011,086
      Net occupancy                                                                          244,331                     201,119
      Communications                                                                         104,607                      63,063
      Data processing                                                                         67,780                      45,151
      FDIC insurance premium                                                                   8,067                       4,706
      Supplies                                                                                66,789                      44,801
      Professional fees                                                                       66,413                      50,403
      Other real estate expense                                                                   --                          --
      Other expenses                                                                         518,508                     289,795
                                                                                          ----------                  ----------
                     Total noninterest expenses                                            2,599,039                   1,710,124
                                                                                          ----------                  ----------

INCOME BEFORE INCOME TAXES                                                                 1,880,959                   1,409,424
PROVISION FOR INCOME TAXES                                                                   701,000                     396,000
                                                                                          ----------                  ----------
NET INCOME                                                                                $1,179,959                  $1,013,424
                                                                                          ==========                  ==========
BASIC EARNINGS PER SHARE                                                                  $     0.14                  $     0.14
                                                                                          ----------                  ----------
FULLY DILUTED EARNINGS PER SHARE                                                          $     0.14                  $     0.13
                                                                                          ==========                  ==========

                                   VRB BANCORP
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                 NET
                                                                                              UNREALIZED
                                                                                             GAIN (LOSS) ON
                                                                                                AVAILABLE-        TOTAL
                                                    COMMON STOCK               RETAINED         FOR-SALE      SHAREHOLDERS'
                                                SHARES         AMOUNT          EARNINGS        SECURITIES         EQUITY
                                              ---------     ------------     ------------     ------------     ------------
BALANCE, December 31,
      1996 (Audited)                          3,574,682     $  9,480,330     $ 10,652,015     $     55,789     $ 20,188,134

Stock options exercised                          17,475           85,230               --               --           85,230
      (Febuary to August 1997)


2 for 1 stock split                           3,592,157               --               --               --               --
      (September 10, 1997)

Stock options exercised                           6,430           26,152               --               --           26,152
      (September to October 1997)


Income tax benefit from stock
      options exercised                              --           86,896               --               --           86,896

Cash dividend ($.14 per share,                       --               --       (1,006,333)              --       (1,006,333)
       paid October 31, 1997)

Stock Offering (November 1997)                1,150,000        8,784,104               --               --        8,784,104


Net income                                           --               --        3,703,619               --        3,703,619

Change in net unrealized gain on
      available-for-sale securities,
      net of taxes                                   --               --               --           (7,247)          (7,247)
                                           ------------     ------------     ------------     ------------     ------------

BALANCE, December 31, 1997
      (audited)                               8,340,744     $ 18,462,712     $ 13,349,301     $     48,542     $ 31,860,555
                                           ============     ============     ============     ============     ============

Stock options exercised                          19,410           50,128               --               --           50,128
        (March - Sept 1998)

 4% Stock Dividend  (Sept 10, 1998)             334,132        3,010,529       (3,010,529)              --

 Payment for fractional shares
        related to stock dividend
        ($9.00 per share)                                                          (2,467)                           (2,467)

 Cash Dividend Declared ($.20                                                  (1,672,031)                       (1,672,031)
        per share, payable Oct 1, 1998)

Net income                                           --               --        3,669,947               --        3,669,947

Change in net unrealized gain on
      available-for-sale securities,
      net of taxes                                   --               --               --          126,735          126,735
                                           ------------     ------------     ------------     ------------     ------------

BALANCE, September 30, 1998
      (unaudited)                             8,694,286     $ 21,523,369     $ 12,334,221     $    175,277     $ 34,032,867
                                           ============     ============     ============     ============     ============

                                   VRB BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                            For the Nine Months Ended September 30,
                                                                                            ---------------------------------------
                                                                                                 1998                   1997
                                                                                             -------------         -------------
                                                                                              (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                                             $   3,669,947         $   2,790,123
      Adjustments to reconcile net income to net cash
                     provided by operating activities:
           Depreciation and amortization                                                           748,225               375,064
           FHLB of Seattle stock dividend                                                         (103,900)              (64,700)
           Gain on sale of securities                                                                   --                (7,139)

      Changes in assets and liabilities
           Accrued interest receivable and other assets                                            211,179              (142,951)
           Accrued interest payable and other liabilities                                       (1,160,981)              176,135
                                                                                             -------------         -------------

                     Net cash provided by operating activities                                   3,364,470             3,126,532
                                                                                             -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the sale of available-for-sale securities                                   24,476,203             3,316,427
      Proceeds from the maturity of held-to-maturity securities                                  1,285,000                215000
      Purchases of available-for-sale securities                                               (33,992,656)           (3,000,000)
      Purchases of held-to-maturity securities                                                  (1,845,561)                   --
      Loan originations, net of principal repayments                                            26,535,843           (13,386,531)
      Purchases of premises and equipment                                                         (330,236)             (635,782)
      Net cash used to purchase Colonial Banking Company                                        (1,644,499)                   --
                                                                                             -------------         -------------

                     Net cash provided by / (used in) investing activities                      14,484,094           (13,490,886)
                                                                                             -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase/(decrease) in deposit liabilities, net of withdrawals                            (9,964,900)           10,909,471
      Proceeds from the exercise of stock options                                                   50,128                80,571
      Repayments of FHLB of Seattle advances                                                      (249,041)                   --
                                                                                             -------------         -------------

                     Net cash provided by / (used in) financing activities                     (10,163,813)           10,990,042
                                                                                             -------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             7,684,751               625,688

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  43,644,289            29,216,909
                                                                                             -------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  51,329,040         $  29,842,597
                                                                                             =============         =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid for interest                                                                 $   5,699,164         $   2,939,358
      Cash paid for taxes                                                                    $   2,130,000         $     895,994

SCHEDULE OF NONCASH ACTIVITIES
      Changes in unrealized gain on available-for-sale
           securities, net of tax                                                            $     126,735         $     (19,605)


SUPPLEMENTAL SCHEDULE OF CASH USED TO PURCHASE
      COLONIAL BANKING COMPANY

           NET ASSETS ACQUIRED
           Cash, cash equivalents and investment securities                                  $  19,280,208
           Loans, net of allowance for loan losses and unearned income                          92,775,384
           Premises and equipment                                                                1,816,296
           Accrued interest receivable and other assets                                          1,695,921
           Deposits                                                                           (107,875,973)
           Accrued interest payable and other liabilities                                       (1,509,709)
           Goodwill                                                                              9,526,357
                                                                                             -------------
             Total proceeds payable to shareholders of Colonial Banking Company                 15,708,484
                                                                                             -------------
             Less:  cash and cash equivalents acquired as a result of the acquisition          (14,063,985)
                                                                                             -------------
             NET CASH USED TO PURCHASE COLONIAL BANKING COMPANY                              $   1,644,499
                                                                                             =============

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Bank's 1997 Annual Report to Shareholders. The operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1998, or any other future interim period.


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

The following table illustrates the computations of basic and diluted earnings per share for the three and nine month periods ended September, 1998 and 1997 (dollars in thousands except per share amounts)


                                                     Income        Shares      Per Share
                                                  (Numerator)   (Denominator)    Amount
                                                  -----------   -------------  ---------
For the three months ended September 30, 1998

Basic earnings per share -
  Income available to common shareholders            $1,180         8,427        $ 0.14
Effect of dilutive securities
  Outstanding common stock options                       --            57
                                                     ------        ------
Income available to common shareholders
  plus assumed conversions                           $1,180         8,484        $ 0.14
                                                     ======        ======        ======

For the three months ended September 30, 1997

Basic earnings per share -
  Income available to common shareholders            $1,013         7,470        $ 0.14
Effect of dilutive securities
  Outstanding common stock options                       --            63
                                                     ------        ------
Income available to common shareholders
  plus assumed conversions                           $1,013         7,533        $ 0.13
                                                     ======        ======        ======

For the nine months ended September 30, 1998

Basic earnings per share -
  Income available to common shareholders            $3,670         8,372        $ 0.44
Effect of dilutive securities
  Outstanding common stock options                       --            65
                                                     ------        ------
Income available to common shareholders
  plus assumed conversions                           $3,670         8,437        $ 0.43
                                                     ======        ======        ======

For the nine months ended September 30, 1997

Basic earnings per share -
  Income available to common shareholders             2,790         7,452        $ 0.37
Effect of dilutive securities
  Outstanding common stock options                       --            61
                                                     ------        ------
Income available to common shareholders
  plus assumed conversions                           $2,790         7,513        $ 0.37
                                                     ======        ======        ======


NOTE 4 - SFAS No. 130, "Reporting Comprehensive Income"

SFAS No.130 requires that all enterprises report a financial measure of the changes in equity that result from recognized transactions and other economic events of the period. Such changes in equity shall be reported in the financial statements as components of comprehensive income. Elements of comprehensive income include the changes in (1) the unrealized gain or loss on securities classified as available for sale, (2) foreign currency translation adjustments, and (3) minimum pension liabilities. SFAS No. 130 is effective for all enterprises for years beginning after December 15, 1997.

If the Company were to report comprehensive income, the change in the unrealized gain(loss) on the Company's securities currently categorized as available-for-sale would qualify as an element of comprehensive income. For the nine months ended September 30, 1998, the unrealized gain on the Company's available for sale investment portfolio increased by $126,735, net of tax, to a net gain position of $175,277. The Bank does not have any other elements of comprehensive income.

At this time, comprehensive income (net income plus the change in the unrealized gain/loss on available-for-sale securities) does not materially differ from net income as reported in the financial statements, and therefore, the provisions of this statement need not be applied.

NOTE 5 -  Acquisition of Colonial Banking Company

Effective January 5, 1998, the Company acquired Colonial Banking Company ("CBC"), a community bank with five full service branches located in the Rogue Valley, the Company's principal region of business (herein referred to as "the acquisition", or "the merger"). CBC also operated a loan production office out of Portland, Oregon, which was closed immediately after the acquisition. The acquisition, reported under the purchase method of accounting, resulted in the addition of approximately $100 million in assets for an aggregate purchase price of $15.7 million, and created $9.4 million in purchased goodwill with an realizable recovery period of 15 years. With the exception of one branch which was consolidated into the head office of the Company, the Company retained and continues to operate all of the full service branches of CBC.

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

The integration of CBC continues to move forward with positive results. Careful consideration and time has been directed toward monitoring the credit quality of the CBC loan portfolio. In addition, the Bank's infrastructure has expanded to accommodate the growth in asset size with relative ease. The Bank continues to control overhead expenditures, and through natural attrition, is now operating with a slightly leaner staff.

Below is condensed pro forma information for the results of operations as if the Company and CBC had combined at the beginning of each of the respective periods presented:


                                                   For the nine months
PRO FORMA INFORMATION                              ended September 30,
                                                  1998            1997
                                                 -------        -------
in thousands, except EPS
         Net Interest Margin                     $12,107        $11,854
         Net Income                              $ 3,689        $ 3,240

         Basic earnings per share                $  0.44        $  0.43
         Fully diluted earnings per share        $  0.44        $  0.43
         Average Shares Outstanding                8,372          7,452


                                                  For the three months
                                                   ended September 30,
                                                   1998          1997
                                                  ------        ------
          Net Interest Margin                     $3,945        $4,094
          Net Income                              $1,180        $1,216

          Basic earnings per share                $ 0.14        $ 0.16
          Fully diluted earnings per share        $ 0.14        $ 0.16
          Average Shares Outstanding               8,427         7,470


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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Quarter to Quarter Comparison:  3rd quarter 1998 to 2nd Quarter 1998
Third quarter earnings per share of $.14 was slightly less than prior quarter results of $.15 per share. On a slightly higher share count, third quarter earnings per share reflected a marginal decline in interest spreads and increased operating expenses.

For the nine months ended September 30, 1998,  and 1997
Net income totaled $3,670,000 or $.44 per share for the nine months ended September 30, 1998. This is a 31% increase when compared to the same period last year, when earnings totaled $2,790,000 or $.37 per share. The improved results when comparing the two periods reflect the Bank's recent acquisition of CBC and the successful utilization of the net assets acquired.

INTEREST MARGIN:

Quarter to Quarter Comparison:  3rd quarter 1998 to 2nd Quarter 1998
The 3rd quarter in 1998 was a continuation of trends previously identified in the 1st and 2nd quarters. Maturing interest earning assets have been re-pricing at lower rates and the Bank's mix of interest earning assets reflects recent growth in the Bank's investment portfolio. As a result, the Bank's overall yield on interest earning assets declined over the last three months. Pressure on margins was further compounded by recent fed policy which resulted in a 25 basis point drop in the overnight federal funds rate and a parallel shift in the prime rate. Certain interest earning assets were immediately subject to repricing, including fed funds sold and variable rate loans.

Also within the 3rd quarter, the Bank moved approximately $1.2 million in loans to nonaccrual, which resulted in the reversal of approximately $40,000 in accrued but uncollected interest.

Under the combined influence of all of these factors, interest income declined by approximately $123,000, or 2% when compared to the 2nd quarter. This follows a similar decline when comparing the 1st and 2nd quarter of 1998. While the Bank was able to recover a segment of the decline by an improving cost of funds, the Bank's net interest margin dipped from 6.06% in Q1 & Q2 to 5.84% in Q3, for a year to date average of 5.96%.

For the nine months ended September 30, 1998, and 1997
Below is an analysis of the various financial components that make up the Bank's interest margin on a tax equivalent basis for the periods ended September 30, 1998 and 1997.



                                                                      For the nine months ended September 30, 1998
                                                                  -------------------------------------------------------
                                                                   Average                Inc / Exp                  Rate
                                                                  ---------               ---------                  ----
(in thousands)

Interest-earning assets:
    Loans (*)                                                     $ 196,791               $  14,551                  9.86%

    Investment securities
       Taxable securities                                            22,799                   1,106                  6.47%
       Nontaxable securities (**)                                    18,439                   1,073                  7.76%
    Federal funds sold                                               39,936                   1,633                  5.45%
                                                                  ---------               ---------
           Total interest earning assets                            277,965                  18,363                  8.81%
                                                                  ---------               ---------

    Cash and due from banks                                          13,726
    Fixed assets                                                      6,244
    Loan loss allowance                                              (4,092)
    Other assets                                                     12,823
                                                                  ---------
           Total Assets                                           $ 306,666
                                                                  ---------

Interest-bearing liabilities:
    Interest-bearing checking accounts                            $ 108,016               $   2,491                  3.07%
    Savings accounts                                                 24,335                     400                  2.19%
    Time deposits                                                    75,465                   3,042                  5.37%
    Borrowed funds                                                       70                       4                  7.62%
                                                                  ---------               ---------
           Total interest-bearing liabilities                       207,886                   5,937                  3.81%

    Noninterest bearing deposits                                     62,749                      --                  0.00%
                                                                  ---------               ---------
           Total deposits and borrowed funds                        270,635                   5,937                  2.92%
                                                                  ---------               ---------

    Other liabilities                                                 2,479
                                                                  ---------

           Total Liabilities                                        273,114

    Shareholders' equity                                             33,552
                                                                  ---------
           Total liabilities and shareholders' equity             $ 306,666
                                                                  =========

    Net interest income                                                                   $  12,426
                                                                                          =========

    Net interest spread                                                                                              5.88%


    Average yield on earning assets (**)                                                                             8.81%


    Interest expense to earning assets(*)                                                                            2.85%


    Net interest margin                                                                                              5.96%



                                                                         For the nine months ended September 30, 1997
                                                                    ----------------------------------------------------
                                                                     Average              Inc / Exp                 Rate
                                                                    ---------             ---------                -----
(in thousands)

Interest-earning assets:
    Loans (*)                                                       $ 107,586             $   8,435                10.45%

    Investment securities
       Taxable securities                                              22,510                 1,133                 6.71%
       Nontaxable securities (**)                                      18,501                 1,072                 7.73%
    Federal funds sold                                                 16,280                   656                 5.37%
                                                                    ---------             ---------                -----
           Total interest earning assets                              164,877                11,296                 9.13%
                                                                    ---------             ---------                -----

    Cash and due from banks                                             9,969
    Fixed assets                                                        4,396
    Loan loss allowance                                                (1,613)
    Other assets                                                        2,377
                                                                    ---------
           Total Assets                                             $ 180,006
                                                                    ---------

Interest-bearing liabilities:
    Interest-bearing checking accounts                              $  70,836             $   1,726                 3.25%
    Savings accounts                                                   15,362                   251                 2.18%
    Time deposits                                                      26,026                   965                 4.94%
    Borrowed funds                                                         --                    --                 0.00%
                                                                    ---------             ---------                -----
           Total interest-bearing liabilities                         112,224                 2,942                 3.50%

    Noninterest bearing deposits                                       44,888                    --                 0.00%
                                                                    ---------             ---------                -----
           Total deposits and borrowed funds                          157,112                 2,942                 2.50%
                                                                    ---------             ---------                -----

    Other liabilities                                                   1,333
                                                                    ---------

           Total Liabilities                                          158,445

    Shareholders' equity                                               21,561
                                                                    ---------
           Total liabilities and shareholders' equity               $ 180,006
                                                                    =========

    Net interest income                                                                   $   8,354
                                                                                          =========

    Net interest spread                                                                                             6.64%
                                                                                                                   -----

    Average yield on earning assets (**)                                                                            9.13%
                                                                                                                   -----

    Interest expense to earning assets(*)                                                                           2.38%
                                                                                                                   -----

    Net interest margin                                                                                             6.76%
                                                                                                                   =====


* Nonaccrual loans are included in the average balance.
** Tax-exempt income has been adjusted to a tax equivalent basis at 34%.


The Bank's net interest margin after adjusting tax exempt income to reflect a tax equivalent basis, increased $4,072,000 or 48.7%, when comparing the first nine months of 1998 and that reported in 1997. However, the margin expressed as a percentage of net average earning assets moved to 5.96% , a 80 basis point decline from 6.76%. Post CBC acquisition, the Bank's yield on net interest earning assets shifted downward to accommodate the interest rate characteristics of approximately $98 million in newly acquired assets, which historically averaged a 5.5% tax equivalent yield.

Management expects to continue to operate under a highly competitive loan market, and rates on new and renewed loans will most likely reflect this environment. Recent fiscal policy has seen interest rates decline, capping the yield available on new loan and investment products. With this in mind, the Bank's deposit pricing strategies have been designed to place downward pressure on the Bank's average cost of funds, without adversely impacting the bank's liquidity or financial performance(1).

The following table shows the increase (decrease) in VRB Bancorp's consolidated interest income and expense when compared to the same period for the previous year. The table attributes such amounts to changes in volume as well as changes in rates:


                                                              For the Nine Months Ended September 30, 1998
                                                           -------------------------------------------------
                                                           Increase (Decrease) Due To
                                                           ----------------------------
                                                           Volume                Rate              Net Change
                                                           -------              -------            ----------
(in thousands)

Interest-earning assets:
        Loans                                              $ 6,596              $  (479)             $ 6,117
        Investment securities
               Taxable securities                               14                  (40)                 (26)
               Nontaxable securities **                         (4)                   5                    1
        Federal funds sold                                     968                   10                  978
                                                           -------              -------              -------

               Total                                         7,574                 (504)               7,070
                                                           -------              -------              -------

Interest-bearing liabilities:
        Interest bearing checking                              857                  (91)                 766
        Savings accounts                                       147                    2                  149
        Time deposits                                        1,993                   86                2,079
        Borrowed funds                                           4                   --                    4
                                                           -------              -------              -------

               Total                                         3,001                   (3)               2,998
                                                           -------              -------              -------

Net increase (decrease) in net interest income             $ 4,573              $  (501)             $ 4,072
                                                           =======              =======              =======



NON INTEREST INCOME AND NON INTEREST EXPENSE:

Quarter to Quarter Comparison:  3rd quarter 1998 to 2nd quarter 1998
Non interest income, primarily fees and commissions, grew by approximately $13,000, or 3%, in the 3rd quarter. This follows a strong 2nd quarter in which non interest income grew an additional $52,000, or 11% when compared to 1st quarter results.

Non interest expenses increased just under 2%, from $2,565,000 in the 2nd quarter to $2,599,000 in the 3rd quarter. The 3rd quarter included the fall segment of the Bank's "last real bank" advertising campaign which ran throughout the month of September. The campaign, designed to target the consumer lending market, has resulted in the origination of $1.5 million in new consumer loans bank-wide.

For the nine months ended September 30, 1998
Non interest income year to date was $1,567,000 an increase of $457,000 or 41%, from 1997. In particular, revenues earned on deposit accounts for the nine months ended September 30, 1998, rose by


-----------------------------
(1) This paragraph contains forward looking statements.

$193,000, or 25% from 1997, mainly due to growth in fee-generating retail accounts acquired as a result of the CBC acquisition.

Mortgage processing fees have increased by $76,000 or 57% for the nine months ended September 30, 1998 when compared to the same period of the prior year. Lower interest rates have further enhanced an already strong housing market in the Rogue Valley. Although the Bank does not currently originate residential first mortgages, the Bank's mortgage loan department serves Bank's customers that wish to purchase or refinance a home.

Non interest expense increased $2,782,000, or 56%, from $4,990,000 to $7,772,000 for the nine months ended September 30, 1998 and 1997, respectively. 18% of the increase represents the amortization of intangible assets created as a result of the acquisition of CBC. The remaining increase reflects the staffing and maintenance of four additional branches and increased infrastructure in place to service the Bank's loan portfolio.

The Bank efficiency ratio, or non interest expenses as a percentage of total net interest income plus non interest income was 57% for the nine months ended September 30, 1998. However, when eliminating the amortization of intangible assets acquired as a result of the CBC merger, the Bank's efficiency margin is reduced to 54%. This is positive relationship when compared to the same period a year ago when the Bank's efficiency margin was 55%.


MATERIAL CHANGES IN FINANCIAL CONDITION:

LIQUIDITY REVIEW
The Bank must maintain cashflows adequate to fund operations and meet commitments on a timely and cost effective basis. Fundamental to the management of liquidity is the coordination of the relative maturities of the Bank's assets and liabilities, with sufficient liquidity available at all times to fund loan growth and deposit withdrawals.

The liquid assets of the Bank include cash and due from banks, interest bearing deposits in banks, federal funds sold and available for sale securities. Among the Bank's funding sources are core deposits and optional credit with correspondent banks.

For the first nine months of 1998, the ongoing operations of the Bank resulted in cash outflows of close to $10 million, from declining deposit levels. The decline, which at one point reached over $15 million, represented departing funds from matured time certificates. As anticipated, former CBC customers who were previously paid a premium for their funds, moved maturing COD's to alternative investments. While management expects average COD's to continue to decline, abet at a much slower pace, the 3rd quarter saw growth in most deposit categories, with average deposits in the third quarter exceeding the second quarter by several million dollars(2).


------------------------------
(2) This paragraph contains forward looking statements.

During the same period, total principal repayments exceeded loan originations, resulting in cash inflows of $26 million. In particular, commercial entities have taken advantage of the low re-pricing opportunities available throughout in the marketplace. The Bank selectively competes at these rates, deliberately attracting customers with both deposit and credit needs, and the potential of a long term banking relationship.

The combined effect of these factors, as well as the maturity and call of close to $25 million in investment securities, has left the Bank in a position of unusually high liquidity. Under utilized funds have been reinvested in the bond market. Federal funds sold was capped at 12% of total assets, allowing sufficient liquidity to respond to changes in deposit levels.

CAPITAL MANAGEMENT

At September 30, 1998, shareholders equity totaled $34,032,000, an increase of $2,172,000 from year end 1997. Common equity reflects recent activity on behalf of the Board of Directors. On August 31, 1998, the Board of Directors declared a $.20 per share cash dividend, payable October 1, 1998. The dividend, when paid, will approximate $1.7 million.

Also on August 31, 1998, the Board of Directors approved a 4% stock dividend for shareholders of record on September 10, 1998. As a result of the stock dividend, 334,132 shares were issued and $3,010,529 was reclassified from retained earnings to common stock. All references to the number of common shares and per common shares contained within this report have been restated to reflect the effects of the stock dividend.

The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At September 30, 1998, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 11.96% and 13.22%, respectively. While the Bank is considered well capitalized, these ratios are materially different when compared to ratios of 15.63% and 16.77% for the same period in 1997. The decline in the Bank's relative capital position is principally due to the exclusion of all purchased goodwill created as a result of the CBC acquisition when computing the Bank's tier 1 capital.

CONTINGENCIES

Year 2000 - Management continues to monitor the impact of Year 2000 on the Bank's data processing and proprietary systems, as well as the Bank's vulnerability to the principal borrowers of the Bank and their potential failure to address their own Year 2000 issues. The Bank has an action plan which establishes a timeline for the testing of all systems impacted by the Year 2000, using internal and external resources at relatively minimal cost. As of September 30, 1998, current testing is on schedule and has not revealed any circumstances that would cause management to believe that preparing our computer systems for Year 2000 will have a materially impact on the operations or financial performance of the Bank. (3)


------------------------------
(3) This paragraph contains forward looking statements.

BALANCE SHEET ANALYSIS

The table below provides abbreviated balance sheets which illustrate the material changes in financial condition when comparing the end of the proceeding fiscal year to September 30, 1998:


                                             September 30,       December 31,
                                             --------------------------------
                                                1998                  1997              $ Change             % Change
                                             ---------             ----------           --------             --------
(in thousands)

ASSETS
Loans                                         $181,757             $115,414             $ 66,343                57.48%
Investments                                     56,395               40,806               15,589                38.20%
Federal funds sold                              38,400               32,500                5,900                18.15%
Other Assets                                    32,042               17,934               14,108                78.67%
                                              --------             --------             --------             --------
     Total assets                             $308,594             $206,654             $101,940                49.33%
                                              ========             ========             ========             ========

LIABILITIES AND EQUITY
Noninterest bearing deposits                  $ 67,026             $ 49,998             $ 17,028                34.06%
Interest bearing deposits                      204,061              123,178               80,883                65.66%
                                              --------             --------             --------             --------

     Total Deposits                            271,088              173,176               97,912                56.54%

Other Liabilities                                3,473                1,617                1,856               114.78%
                                              --------             --------             --------             --------
     Total Liabilities                         274,561              174,793               99,768                57.08%
                                              --------             --------             --------             --------

     Total Capital                              34,033               31,861                2,172                 6.82%
                                              --------             --------             --------             --------

     Total Liabilities and Capital            $308,594             $206,654             $101,940                49.33%
                                              ========             ========             ========             ========


LOANS:

The Bank provides a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and residents in the local area. Outstanding loans totaled $181.8 million at September 30, 1998, representing a $66.3 million or 57.5% increase when compared to loans of $115.4 million as of December 31, 1997. However, when excluding the loans acquired as a result of the CBC merger, principal repayments have exceeded new loans by over $25 million for the first nine months of 1998. The decline in average loans is due to several factors including (1) previously scheduled payoffs on a number of loans acquired from CBC and the maturity of several short-term construction loans originated outside of the Rogue Valley market (2) the sale the Bank's one million dollar visa loan portfolio (sold for par value) and (3) a slowing local economy operating under a highly competitive environment.

Commitments, principally real estate construction notes and commercial lines of credit, totaled $19.6 million at September 30, 1998, a 10% decrease when compared to commitments outstanding as of the end of the previous quarter.

Reflective of the Bank's lending criteria, as well as trends within the local economy, 73% of the Bank's loan portfolio is classified as real estate mortgage loans. Of the $132.2 million in real estate mortgage loans outstanding as of September 30, 1998, approximately $82 million were made to commercial customers where the collateral for the loans includes the real estate occupied by the customers' businesses. An additional $31 million represented loans secured by multi family (5 or more) residential property and the remaining $19 million was secured by family residential property.

The loans acquired as a result of the merger with CBC are predominantly collateralized with real estate. Approximately 80% of such loans are categorized as loans secured by nonresidential and multi-family residential properties located throughout the state, including loans based out of Portland/Salem metropolitan area.

The following table presents the composition of the Bank's loan portfolio at the date indicated:

                                              September 30, 1998                              December 31, 1997
                                      ----------------------------------              ----------------------------------
                                        Amount                Percentage                Amount                Percentage
                                      ---------               ----------              ---------               ----------
(in thousands)

Commercial                            $  16,709                    9.19%              $  12,720                   11.02%
Real estate construction                 24,325                   13.38%                 15,476                   13.41%
Real estate mortgage                    132,218                   72.74%                 77,049                   66.76%
Consumer and other                       12,523                    6.89%                 11,949                   10.35%
                                      ---------               ---------               ---------               ---------

                                        185,775                  102.21%                117,194                  101.54%
Allowance for loan losses
     and unearned fees                   (4,018)                  (2.21%)                (1,780)                  (1.54%)
                                      ---------               ---------               ---------               ---------
Net loans                             $ 181,757                  100.00%              $ 115,414                  100.00%
                                      =========               =========               =========               =========


LOAN LOSS RESERVE:

The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to mitigate credit losses by maintaining strong underwriting standards and closely monitoring the financial condition of the borrower. As of September 30, 1998, the Bank's allowance for loan losses was $3,620,000, or 1.95% of total loans, and is believed to be adequate to absorb potential credit losses in the near term 4.

As of September 30, 1998, total non performing assets as a percentage of total assets increased to .63%. The increase is attributable to the credit issues of one borrower. The note is well collateralized, and management expects to resolve the delinquency without moving into foreclosure(4).



------------------------------
(4) This statement is a forward looking statement.

Due to the low number of net charge off's totaling $58,000 for the nine months ended September 30, 1998, the decline in average outstanding loans, and the relative strength of the Bank's total loan portfolio, the Bank did not record a provision for loan losses in the third quarter.

The following table presents information with respect to non-performing assets:


                                                                        September 30, 1998      December 31, 1997
                                                                        ------------------      -----------------
(in thousands)
Loans on nonaccrual status                                                     $1,857                $  372
Loans past due greater than 90 days but not on nonaccrual status                    4                    --
Other real estate owned                                                            60                    --
                                                                               ------                ------

                    Total nonperforming assets                                 $1,921                $  372
                                                                               ======                ======

Percentage of nonperforming assets to total assets                               0.63%                 0.18%
                                                                               ======                ======


INVESTMENT PORTFOLIO:

Investment securities are purchased for managing liquidity and generating after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of September 30, 1998, the Bank's portfolio of investment securities (including FHLB stock) totaled $56,395,000, an increase of 38% when compared to the balance of the portfolio at December 31, 1997 of $40,806,000. The increase reflects the purchase of over $35 million in securities, excluding the acquisition of approximately $5 million in securities from the CBC merger. The purchases came at the heels of the call or maturity of $25 million in investments, and the excess proceeds from early loan payoff's. Purchases were staggered into varying maturities to best accommodate the anticipated credit and deposit trends within the Bank.

VRB follows financial accounting principles which require the identification of investment securities as held-to-maturity or available-for-sale. Securities designated as held-to-maturity are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate. The following table provides the book value of the Bank's investment portfolio (excluding FHLB stock) as divided between held-to maturity and available-for-sale as of September 30, 1998 and December 31, 1997:


                                                September 30, 1998    December 31, 1997
                                                ------------------    -----------------
(in thousands)
Investments available-for-sale
     U.S. Treasury and agencies                      $35,262               $20,075
     States and political subdivisions                    --                    --
     Corporate and other investments                     334                 1,108
                                                     -------               -------
                                                     $35,596               $21,183
                                                     =======               =======

Investments held-to-maturity
     U.S. Treasury and agencies                      $    --               $    --
     States and political subdivisions                19,068                18,415
     Corporate and other investments                      --                    --
                                                     -------               -------
                                                     $19,068               $18,415
                                                     =======               =======

DEPOSITS:

Deposits are the Bank's major source of funds available for lending and other investment opportunities. Deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Substantially all of the Bank's depositors are residents of Southern Oregon. The composition of the Bank's deposit base shifted significantly upon the acquisition of CBC. Fixed maturity accounts originally increased by approximately 200%; however, post acquisition, the deposit mix has and continues to reshuffle. Higher priced CBC time deposits are maturing as scheduled, with approximately half renewing at lower rates. Similar to 1997, the Bank continues to see growth in non-interest bearing and interest bearing demand deposits, which when combined accounted for 65.3% of total deposits at September 30, 1998. Immediately subsequent to the CBC merger, non interest and interest bearing balance averaged $165 million. As of September, averages for the same categories increased to $178 million. The changes in the Bank's deposit mix are having a positive impact on the Bank's cost of funds, which has dropped from approximately 3.00% for the first quarter of 1998 to 2.80% for the third quarter of 1998.

The changes evident in the Bank's deposit mix is further illustrated below:


                                                            PERCENT OF                                   PERCENT OF
                                    SEPTEMBER 30              TOTAL               DECEMBER 31               TOTAL
                                       1998                  DEPOSITS                1997                  DEPOSITS
                                      -------                --------               -------                --------
(in thousands)
Demand                                 67,026                   24.7%                49,998                   28.9%
Interest bearing demand               110,020                   40.6                 80,334                   46.4
Savings                                24,085                    8.9                 15,309                    8.8
Time deposits                          69,956                   25.8                 27,535                   15.9
                                      -------                -------                -------                -------
                                      271,087                  100.0%               173,176                  100.0%
                                      =======                =======                =======                =======

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

As of September 30, 1998, management's analysis indicated that the Bank's interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched re-pricing positions from that reported as of December 31, 1997.

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

10.8 Employment Agreement dated May 1, 1996 by and between Valley of the Rogue Bank and Brad Copeland**

27.0     Financial Data Schedule

---------------------------
* Incorporated by reference to the Company's registration statement on Form 10 (Commission file number 0-25932) filed April 26, 1995 pursuant to Section 12(g) of the Securities Exchange Act of 1934.

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







Date:      November 9, 1998           /S/Tom Anderson
                                         -------------------------------------
                                         Tom Anderson
                                         Executive Vice President
                                         Chief Operating Officer and Secretary




Date:      November 9, 1998           /S/Felice Belfiore
                                         -------------------------------------
                                         Felice Belfiore
                                         Senior Vice President
                                         Chief Financial Officer