Form 10-K405
period 1998-12-31
VRB BANCORP
filed 1999-03-29
CIK 944541

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, as par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 72,337,531 at March 5, 1999.

As of March 5, 1999, there were 8,701,736 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

Portions of the Registrant's 1998 Annual Report to Shareholders is incorporated by reference in Part II hereof. Portions of the Registrant's proxy statement dated March 12, 1999, for the 1999 annual meeting of shareholders is incorporated by reference in Part III hereof.

INDEX


PART I                                                                               PAGE
                                                                                     ----
Item 1.        Description of business
                 Introduction                                                           3
                 Business                                                               3
                 Acquisition                                                            4
                 Market area                                                            4
                 Competition                                                            4
                 Employees                                                              5
                 Risk Factors                                                           5
                 Supervision and regulation                                             6

Item 2.        Properties                                                               9
Item 3.        Legal proceedings                                                       10
Item 4.        Submission of matters to vote on security issues                        10


PART II
Item 5.        Market for registrant's common equity and
               related shareholder matters                                             11
Item 6.        Selected financial data                                                 11
Item 7.        Management's discussion and analysis of
               financial condition and results of operation                            11
Item 8.        Financial statements and supplementary data                             11
Item 9.        Changes in and disagreements with accountants on accounting
               and financial disclosure                                                11

PART III
Item 10.       Directors and executive officers of the registrant                      12
Item 11.       Executive compensation                                                  12
Item 12.       Security ownership of certain beneficial owners and management          12
Item 13.       Certain relationships and related transactions                          12


PART IV
Item 14.       Exhibits, financial statement schedules and reports on
               Form 8-K                                                                13

SIGNATURES                                                                             14
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                               15
EXHIBIT INDEX                                                                          16

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

BUSINESS

VRB is the largest community bank in Southern Oregon, currently operating thirteen full service branches in the Rogue Valley, and seeks significant growth in its earning assets while maintaining a high return on shareholders' equity. VRB believes that this objective can be achieved by continuing to provide personalized, quality banking services to its customers. VRB operates under the conviction that services that are specifically designed to satisfy the needs of individual customers will enable the Bank to retain and expand existing market share. VRB complements this strategy by distinguishing its services from those of the larger regional and national banks, all of which are headquartered in other states and have transferred lending decisions away from local branches.

VRB's strategy is to make available community banking services to individuals, professionals, and small to medium size businesses. The Bank is most active in commercial and construction lending. Such loans are typically characterized by innovative or flexible terms, and collateralized by commercial, residential owner-occupied or rental properties. Other lending products available to local business and commercial customers include equipment and inventory financing, revolving lines of credit, and other small business loans. VRB also provides consumer loans for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit, vehicle loans and student loans. VRB maintains sound loan underwriting standards with written loan policies, conservative individual and branch lending limits, and supervisory oversight by Board designated loan committees.

VRB offers a broad array of traditional deposit products and services, including non-interest bearing and interest bearing checking accounts, savings accounts, money market accounts and certificates of deposit. These products generally earn interest at rates established by management based upon competitive market factors and management's desire to increase certain types of deposit liabilities. VRB strives to develop customer relations to attract core deposits in non-interest bearing transactional accounts and thus maintain a low cost of funds. As of June 30, 1998, VRB held approximately 15% of the total market, measured as a percentage of total deposits then held by financial institutions operating in Jackson and Josephine county.

While VRB recognizes that the majority of its customers have come to expect traditional personal banking products and services, VRB has also made the commitment to provide new technology-based products, including a 24-hour telephone account access system, a debit card program and an expanded ATM network.

ACQUISITION

Effective January 5, 1998, Valley of the Rogue Bank executed a plan of merger with Colonial Banking Company ("CBC") under the purchase method of accounting. CBC, previously headquartered in Grants Pass, Oregon, had $116 million in total assets as of December 31, 1997. The merger added four branches, operating under the name of Valley of the Rogue Bank.

VRB faced certain challenges with the acquisition of CBC, including credit quality and deposit pricing. CBC's loan portfolio, which exceeded $92 million at the time of the merger, was geographically dispersed through out the Rogue Valley and the Portland metropolitan area. The portfolio was almost entirely collateralized by real property, and contained concentrations in short-term construction financing and commercial properties. Over the past several months, under-collateralized loans have been shored up with additional security and non performing credits have been brought current or paid off. By year-end, the overall credit quality of the portfolio was very strong, with total non-performing loans less than a quarter of one percent of total loans.

Following the merger, the Bank applied existing pricing policies to CBC accounts, which served to reengineer the Bank's mix of deposits and loans. In particular, renewal rates on time certificates of deposit were significantly beneath those rates previously offered by CBC and as a result, concentrations in time certificates of deposit declined. As the year progressed, declining time accounts were replaced by inflows of non interest bearing deposits and money market accounts, and the Bank's overall cost of funds dipped beneath 3%.

MARKET AREA

The Company primarily conducts its business in Jackson and Josephine Counties (the Rogue Valley) in southern Oregon. The two counties have experienced an estimated 17% increase in population from 1990 to 1998. The fastest growing age groups were those in the middle working years (20-54), reflecting the areas' reputation as a family orientated community. The Rogue Valley continues to become increasingly urbanized and infrastructure growth has been robust, including both residential and commercial development.

The region's employment base has diversified in the last decade. The region's dependence on wood products declined by 30%, with timber manufacturing jobs accounting for less than half of all manufacturing jobs in the Rogue Valley by 1997. Southern Oregon has a good track record of attracting smaller sized firms to the area, and industry sectors such as wholesale and retail trade, higher education and medical services have experienced strong growth. Non-farm payroll jobs are predicted to grow 23% from 1996 through 2006, outpacing the 21% expected average for the state of Oregon.


COMPETITION

Within the Company's geographic market, VRB's competes with commercial banks, savings and loan associations, and credit unions, some of which may offer lending and/or deposit products with rates that VRB cannot or is not willing to offer. Major commercial bank competitors, or super-regional institutions headquartered outside of the state of Oregon command approximately 75% of the traditional deposits in the Rogue Valley. These institutions have the advantage of offering their customers services and statewide banking facilities that VRB does not offer. In addition, such institutions have high public visibility and are able to maintain advertising and marketing activity on a much larger scale than the Company can economically maintain.

In recent years, competition for deposits and loans has intensified. New community banks have opened in Grants Pass and in Medford. Super-regional banks continue to consolidate into larger, more influential financial institutions. Furthermore, pressure from outside the traditional banking system, from credit unions, investment banking firms, insurance companies and related industries offering bank-like products, has increased the competition for deposits and loans.

VRB distinguishes itself from the competition by promoting local, personalized service and community involvement. VRB's lending strategies target particular industry niches or clientele, providing financial services tailored to meet the customers' individual needs. VRB believes these strategies to be successful.

EMPLOYEES

As of December 31, 1998, the Bank employed a total of 165 full time equivalent employees. A number of benefit plans are available to eligible employees, including paid sick leave and vacation, group medical plans, a 401(k) plan, and a discretionary stock option plan. None of the employees are subject to a collective bargaining agreement and the Bank considers its relationships with its employees to be favorable.

RISK FACTORS

Ownership of VRB Bancorp stock involves certain risks. Current and prospective investors should carefully consider and evaluate all of the Risk Factors as set forth below. The Company cautions the reader that this list of risk factors may not be exhaustive.

EXPOSURE TO LOCAL ECONOMY

The Company's performance is dependent upon and sensitive to the economy of its market area. An economic downturn could affect overall loan demand. Such a downturn could also affect borrowers' ability to repay loans, or reduce the value of collateral securing such loans. Particularly in the 1980's, the Company's market area experienced high unemployment as a result of the reduction in forest products manufacturing jobs. Subsequent developments have reduced the dependence of the local economy on forest products manufacturing and have increased the number of non-manufacturing jobs. Nonetheless, the loss of forest industry jobs is projected to continue (but at a lower rate) and there can be no assurance that new jobs will replace those lost. Nor are there any guarantees that future economic changes will not have a significant adverse effect on the Company.

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

INTEREST RATE RISK

VRB's earnings are largely derived from net interest income, which is interest income and fees earned on loans and investments, less interest expense paid on deposits and other borrowings. Interest rates are highly sensitive to many factors typically beyond the control of the Company's management. These factors include general economic conditions and the policies of various governmental and regulatory authorities. As interest rates change, net interest income is affected. Although interest rates have remained relatively stable in recent periods, an unanticipated decrease or increase in interest rates could have an adverse effect on the Bank's financial performance.

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

REGULATION

VRB is subject to extensive regulations under federal and state laws. These laws and regulations are intended to protect depositors, not shareholders. As a state chartered bank, the Bank is subject to regulation and supervision by the FDIC which insures the deposits of the Bank, and the Director of the Oregon Department of Consumer and Business Services ("Oregon Director"). As a bank holding company, VRB is subject to regulation and supervision by the Board of Governors of the Federal Reserve and the Oregon Director.

Federal and state regulation puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, credit unions, mortgage banking companies, and leasing companies. Although the Company has been able to compete effectively in its market area in the past, there can be no assurance that it will be able to continue to do so. Future changes in federal and state banking regulations could adversely affect the Bank's operating results and ability to continue to effectively compete. See "Supervision and Regulation."


SUPERVISION AND REGULATION

GENERAL

VRB Bancorp and Valley of the Rogue Bank are extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions.

FEDERAL BANK HOLDING COMPANY REGULATION

VRB Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended ("BHCA"), and as such, it is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). VRB Bancorp is required to file financial reports with the Federal Reserve, as well as respond to any other inquiries made by the Federal Reserve.

Valley of the Rogue Bank is subject to certain restrictions imposed by the Federal Reserve Act on (1) extensions of credit to VRB Bancorp, (2) investments in VRB Bancorp stock and (3) the use VRB Bancorp stock as collateral for loans to any borrower. These regulations and restrictions may limit VRB Bancorp's ability to obtain funds from Valley of the Rogue Bank for its cash needs, including funds for payment of dividends, interest and operating expenses. Further, under the Federal Reserve Act and certain regulations of the Federal Reserve, VRB Bancorp and its subsidiary is prohibited from engaging in certain tying arrangements which involve any extension of credit, lease or sale of property or furnishing of services. For example, Valley of the Rogue Bank may not generally require a customer to obtain other services from it or VRB Bancorp as a condition to an extension of credit to the customer.

FEDERAL AND STATE BANK REGULATION

Valley of the Rogue Bank, as a state chartered bank with deposits insured by the FDIC, is subject to the supervision and regulation of the Oregon Director and of the FDIC. These agencies may prohibit the bank from engaging in what they believe constitute unsafe or unsound banking practices.

The Community Reinvestment Act ("CRA") requires that Valley of the Rogue Bank is evaluated based upon its ability to meet the credit needs of its local community. This includes providing service to low and moderate income neighborhoods, consistent the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Bank's current CRA rating is "Satisfactory".

Valley of the Rogue Bank is also subject to certain restrictions imposed by the Federal Reserve Act on loans to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit must meet the following criteria:

(i) must be made on substantially the same terms, including interest rates and collateral, roughly equivalent to those offered in the marketplace

(ii) follow credit underwriting procedures that are not less stringent than those existing bank customers

(iii) must not involve more than the normal risk of repayment or present other unfavorable features.

Valley of the Rogue Bank is also subject to certain lending limits and restrictions on overdrafts to such individuals. A violation of these restrictions may result in severe financial consequences for the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank

Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. If Valley of the Rogue Bank fails to meet these standards, it must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Valley of the Rogue Bank believes that it meets all these standards as outlined above.

DEPOSIT INSURANCE

As a FDIC member institution, deposits of Valley of the Rogue Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. The Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

The FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary. Pursuant to the FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF.

Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The premium range is from $.00, for the highest-rated institutions (subject to a statutory minimum assessment of $2,000) to $.27 per $100 of domestic deposits. Valley of the Rogue Bank qualifies for the highest rating and therefore, has a current FDIC premium rate of $.00 per $100 of domestic deposits.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act, for a three year period beginning in 1997, subjects BIF insured deposits to a Financing Corporation ("FICO") premium assessment. The FICO assessment is not tied to the FDIC risk classification and is re-determined quarterly. VRB's most recent premium assessment was $.0122 per $100 of domestic deposits.

DIVIDENDS

Under the Oregon Bank Act, Valley of the Rogue Bank is subject to restrictions covering the payment of cash dividends to its shareholder, VRB Bancorp. The bank may not pay cash dividends if that payment would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. In addition, the amount of the dividend may not be greater than its net unreserved retained earnings, less (i) certain bad debts (ii) all other assets charged off as required by the Oregon Director or state or federal examiner; and, (iii) all accrued expenses, interest and taxes of the bank.

Valley of the Rogue Bank has been paying regular dividends to VRB Bancorp, although no assurances can be given that dividends will continue to be paid.

In addition, the appropriate regulatory authorities are authorized to prohibit VRB Bancorp from paying dividends that would be considered unsafe or unsound banking practice. VRB Bancorp is not currently subject to any regulatory restrictions on their dividends other than those noted above.

CAPITAL ADEQUACY

The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities.

The FDIC and Federal Reserve have adopted risk-based capital guidelines for banks and bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in the risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.

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

VRB believes that it meets all capital adequacy requirements to which it is subject.

EFFECTS OF GOVERNMENT MONETARY POLICY

The earnings and growth of VRB are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession. However, more importantly, the Federal Reserve's open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, can influence growth of bank loans, investments and deposits, and can also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on VRB or the Bank cannot be predicted with certainty.

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


ITEM 2.        PROPERTIES

The Company maintains its principal offices at the main office of its subsidiary bank, Valley of the Rogue Bank, in Rogue River, Oregon, and conducts its business through thirteen branch offices of the Bank throughout the Rogue Valley, all of which are in good repair and are adequate for carrying on the business of the Bank. All of the branches have drive-up facilities and automated teller machines. In addition, the Bank maintains a satellite ATM in Medford, Oregon. The Bank leases bank premises for the Talent, Stewart, and East Medford branches. In addition, the Bank leases land for the Merlin, North Operations Center, Downtown Grants Pass and Poplar locations. The following sets forth all properties of the Bank.

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


ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of the Registrant during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

VRB Bancorp common stock trades on The Nasdaq Stock Market(R) under the symbol VRBA. Prior to November 5, 1997, VRB Bancorp's common stock was traded over-the-counter through the Bulletin Board Service of the Nasdaq Stock Market(R). The following table lists the high and low bid quotations obtained from the Nasdaq Stock Market(R), as adjusted for subsequent stock dividends and stock splits. Prices do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                                  1998                                        1997
                ----------------------------------------     ----------------------------------------
                                       Cash      Stock                              Cash       Stock
                 High        Low     Dividend   Dividend      High        Low     Dividend   Dividend
                -------     ------   --------   --------     ------      ------   --------   --------
1st Quarter     $ 11.78     $ 9.62         -          -      $ 7.21      $ 5.29          -         -
2nd Quarter       11.54       9.38         -          -        7.69        7.21          -         -
3rd Quarter       10.00       7.33    $ 0.19          -        9.62        7.93     $ 0.13      100%
4th Quarter       10.13       7.00         -          -        9.62        7.21          -         -


As of December 31, 1998, there were 8,694,286 shares of common stock outstanding, held by approximately 2,400 shareholders. VRB Bancorp's ability to pay expenses and make cash dividend payments to shareholders is dependent on earnings generated by its subsidiary, Valley of the Rogue Bank. Oregon and federal banking laws and regulations place restrictions on the payment of dividends by a bank to its shareholders. See "Supervision and Regulations - Dividends". The Board of Directors' dividend policy is to review VRB's financial performance, capital adequacy, regulatory compliance and cash resources and, if such review is favorable, to declare and pay a cash dividend to shareholders annually. Although VRB expects to continue to pay cash dividends, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

ITEM 6.        SELECTED FINANCIAL DATA

The response to this item is incorporated by reference to the information under the caption "Selected Financial Data" set forth on page 3 of the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The response to this item is incorporated by reference to the section entitled "Selected Financial Data and Results of Operation" on pages 3-11 of the Company's 1998 Annual Report to Shareholders.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements called for by this item are incorporated by reference to the Company's 1998 Annual Report to Shareholders. Such statements are listed in the Index to Consolidated Financial Statements set forth on page 15 herein.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" on pages 3-5 and page 7, respectively, of the Company's Proxy Statement for the 1999 annual meeting of shareholders.


ITEM 11.       EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to the section entitled "Executive Compensation" on pages 7-9 of the Company's Proxy Statement for the 1999 annual meeting of shareholders.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference to the section entitled "Security Ownership of Management and Others" on pages 11-12 of the Company's Proxy Statement for the 1999 annual meeting of shareholders.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is incorporated by reference to the section entitled "Transactions with Management" on page 12 of the Company's Proxy Statement for the 1999 annual meeting of shareholders.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    (1)    Financial Statements:
                      None

               (2)    Financial Statement Schedules:
                      See the Index to Financial Statements and Schedules on page 15.

               (3) The exhibits filed herewith are listed in the Index to Exhibits on page 16 herein.

        (b) There were no current reports on Form 8-K filed by the Registrant during the last quarter of the year ended December 31, 1998.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VRB BANCORP
(Registrant)

By:     /S/  Felice Belfiore                            Date:  March 29, 1999
    ------------------------------------------------
    Felice Belfiore, Senior Vice President &
        Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /S/  James D. Coleman                                    Date:  March 29, 1999
   ------------------------------------------------
        James D. Coleman, Chairman, Director

By:     /S/  John O. Dunkin                                      Date:  March 29, 1999
   ------------------------------------------------
        John O. Dunkin, Vice Chairman, Director

By:     /S/  Gary Lundberg                                       Date:  March 29, 1999
   ------------------------------------------------
        Gary Lundberg, Director

By:     /S/  Robert J. DeArmond                                  Date:   March 29, 1999
   ------------------------------------------------
        Robert J. DeArmond, Director

By:     /S/  Larry L Parducci                                    Date:  March 29, 1999
   ------------------------------------------------
        Larry L. Parducci, Director

By:     /S/  William A. Haden                                    Date:  March 29, 1999
   ------------------------------------------------
        William A. Haden, President, Director
        (Principal Executive Officer)

By:     /S/  Tom Anderson                                        Date:  March 29, 1999
   ------------------------------------------------
        Tom Anderson, Executive Vice President, Director

By:     /S/  April Sevcik                                        Date:   March 29, 1999
   ------------------------------------------------
        April Sevcik, Director

By:     /S/  Michael Donovan                                     Date:  March 29, 1999
   ------------------------------------------------
        Michael Donovan, Director

By:     /S/  Felice Belfiore                                     Date:  March 29, 1999
   ------------------------------------------------
        Felice Belfiore, Senior Vice President
        (Principal Accounting Officer)

            INDEX TO FINANCIAL CONSOLIDATED STATEMENTS AND SCHEDULES


Financial Statements
        The following consolidated financial statements and Report of Independent Public Accountants, included in the 1998 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference:


                                                                             Page of 1998 Annual
                                                                           Report to Shareholders
                                                                           ----------------------
VRB Bancorp and subsidiaries

        Consolidated Balance Sheets at
               December 31, 1998 and 1997                                               12

        Consolidated Statements of Income
               for the years ended December 31, 1998, 1997 and 1996                     13

        Consolidated Statements of Changes in Shareholders' Equity
               for the years ended December 31, 1998, 1997 and 1996                     14

        Consolidated Statements of Cash Flows
               for the years ended December 31, 1998, 1997 and 1996                     15


        Notes to Consolidated Financial Statements                                      16


Report of Independent Public Accountants                                                33


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

13.0    1998 Annual Report to Shareholders

23.0    Consent of Moss Adams, LLP

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