Form 10-Q
period 1999-03-31
VRB BANCORP
filed 1999-05-12
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                     0-25932
                            ------------------------
                            (Commission File Number)

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

                               Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                Outstanding at March 31, 1999
              -----                                -----------------------------
   Common stock, no par value                               8,713,244

                                   VRB BANCORP

                                    Form 10-Q

                                 March 31, 1999

                                Table of Contents

                            ------------------------

                                                                                              Page
PART I             FINANCIAL INFORMATION                                                     Number
                                                                                             ------
      Item 1.      Financial Statements

                   Consolidated Balance Sheets
                   March 31, 1999 and December 31, 1998..................................       1

                   Consolidated Statements of Income and Comprehensive Income
                   For the three months ended March 31, 1999 and 1998....................     2-3

                   Consolidated Statements of Changes in Shareholders' Equity
                   For the period December 31, 1997 through March 31, 1999...............       4

                   Consolidated Statements of Cash Flows
                   For the three months ended March 31, 1999 and 1998....................       5

                   Notes to Consolidated Financial Statements............................     6-8

      Item 2.      Management's discussion and analysis of financial
                   condition and results of operations...................................    9-17

      Item 3.      Quantitative and qualitative disclosures about market risk............      18

PART II            OTHER INFORMATION

      Item 1.      Legal proceedings.....................................................      19

      Item 2.      Changes in securities.................................................      19

      Item 3.      Defaults upon senior securities.......................................      19

      Item 4.      Submission of matters to a vote of security holders...................      19

      Item 5.      Other information.....................................................      19

      Item 6.      Exhibits and reports on Form 8-K......................................   19-20

SIGNATURES...............................................................................      21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS




                                   VRB BANCORP
                           CONSOLIDATED BALANCE SHEETS



For the period ended                                                        March 31, 1999         December 31, 1998
--------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)                (Audited)
ASSETS
     Cash and due from banks                                                $  14,382,930             $  14,513,570
     Federal funds sold                                                        16,300,000                26,100,000
--------------------------------------------------------------------------------------------------------------------
                     Total cash and cash equivalents                           30,682,930                40,613,570

     Investments
         U.S. Treasury and agencies                                            56,521,740                57,070,000
         States and political subdivisions                                     18,081,068                17,454,188
         Corporate and other investments                                          174,900                   193,631
     Federal Home Loan Bank stock                                               1,798,932                 1,765,220

     Loans, net of allowance for loan losses and unearned income              178,141,593               175,188,200
     Premises and equipment, net                                                6,731,312                 6,499,131
     Other real estate owned                                                       51,161                    51,161
     Accrued interest and other assets                                         12,676,118                12,381,952
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $ 304,859,754             $ 311,217,053
====================================================================================================================

LIABILITIES
     Deposits
         Demand deposits                                                    $  68,306,717             $  72,134,186
         Interest bearing demand deposits                                     113,403,180               110,900,199
         Savings deposits                                                      25,038,788                24,269,197
         Time deposits                                                         60,151,186                66,818,719
--------------------------------------------------------------------------------------------------------------------
                     Total deposits                                           266,899,871               274,122,301

     Accrued interest and other liabilities                                     2,784,241                 1,859,297
--------------------------------------------------------------------------------------------------------------------
                     Total liabilities                                        269,684,112               275,981,598

SHAREHOLDERS' EQUITY
     Preferred stock, voting, $5 par value; 5,000,000 shares
         authorized and unissued
     Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued
     Common stock, no par value, 30,000,000 shares authorized
         with 8,713,244 and 8,694,286, issued and outstanding
         at March 31, 1999 and December 31, 1998, respectively                 21,682,596                21,583,869
     Accumulated other comprehensive income, net of taxes                        (302,201)                   60,629
     Retained earnings                                                         13,795,247                13,590,957
--------------------------------------------------------------------------------------------------------------------
                     Total shareholders' equity                                35,175,642                35,235,455

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 304,859,754             $ 311,217,053
====================================================================================================================

                                   VRB BANCORP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




For the three months ended March 31,                                                 1999                    1998
--------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)             (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                                 $ 4,198,597             $ 5,113,455
      Interest on investment securities:
         U.S. Treasury and agencies                                                  804,064                 338,893
         States and political subdivisions                                           228,641                 231,520
         Corporate and other investments                                              33,732                  48,346
      Federal funds sold                                                             266,405                 411,931
--------------------------------------------------------------------------------------------------------------------

                  Total interest income                                            5,531,439               6,144,145

INTEREST EXPENSE
      Interest bearing demand deposits                                               711,489                 831,300
      Savings deposits                                                               119,767                 133,551
      Time deposits                                                                  771,654               1,073,799
      Borrowed funds                                                                      --                   4,490
--------------------------------------------------------------------------------------------------------------------
                  Total interest expense                                           1,602,910               2,043,140
--------------------------------------------------------------------------------------------------------------------
                  Net interest income                                              3,928,529               4,101,005
--------------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES                                                                 --                      --
--------------------------------------------------------------------------------------------------------------------
                  Net interest income after provision for loan losses              3,928,529               4,101,005

NONINTEREST INCOME
      Service charges on deposit accounts                                            307,812                 310,298
      Other operating income                                                         203,272                 158,762
--------------------------------------------------------------------------------------------------------------------
                  Total noninterest income                                           511,084                 469,060

NONINTEREST EXPENSES
      Salaries and benefits                                                        1,540,705               1,468,072
      Net occupancy                                                                  244,610                 307,913
      Communications                                                                 104,747                  87,882
      Data processing                                                                 92,680                  53,281
      FDIC insurance premium                                                           7,913                  15,801
      Supplies                                                                        60,247                  84,897
      Professional fees                                                               45,897                  60,332
      Other real estate expense                                                           --                      --
      Other expenses                                                                 342,398                 529,525
--------------------------------------------------------------------------------------------------------------------
                  Total noninterest expenses                                       2,439,197               2,607,703

                                   VRB BANCORP
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (cont.)



INCOME BEFORE INCOME TAXES                                                         2,000,416               1,962,362
PROVISION FOR INCOME TAXES                                                           750,000                 720,000
--------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                       $ 1,250,416             $ 1,242,362
====================================================================================================================

OTHER COMPREHENSIVE INCOME
UNREALIZED GAIN (LOSS) ON SECURITIES, NET OF TAXES
      Unrealized holding gain (loss) arising during period                          (362,830)                (45,887)
      Reclassification adjustment for (gain) loss included
        in net income                                                                     --                      --
--------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                             $   887,586             $ 1,196,475
====================================================================================================================

BASIC EARNINGS PER SHARE                                                         $      0.14             $      0.14
====================================================================================================================
FULLY DILUTED EARNINGS PER SHARE                                                 $      0.14             $      0.14
====================================================================================================================

                                   VRB BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                   ACCUMULATED
                                                                                                      OTHER              TOTAL
                                                     COMMON STOCK                  RETAINED        COMPREHENSIVE      SHAREHOLDERS'
                                                  SHARES          AMOUNT           EARNINGS            INCOME            EQUITY
----------------------------------------------------------------------------------------------------------------------------------
 BALANCE, December 31, 1997
         (audited)                              8,340,744      $ 18,462,712      $ 13,349,301          $ 48,542      $ 31,860,555

 Stock options exercised
           (March - Sept 1998)                     19,410            50,128                 -                 -            50,128

 Income tax benefit from stock
         options exercised                              -            60,500                 -                 -            60,500

  Cash dividend ($.20 per share,
           October 1, 1998)                             -                 -        (1,672,031)                -        (1,672,031)

  4% stock dividend (October 1,
             1998)                                334,132         3,010,529        (3,010,529)                -                 -

  Payment for fractional shares
           related to stock dividend
           ($9.00 per share)                            -                 -            (2,467)                -            (2,467)

 Net income and comprehensive income                    -                 -         4,926,683            12,087         4,938,770
----------------------------------------------------------------------------------------------------------------------------------

 BALANCE, December 31, 1998
         (audited)                              8,694,286        21,583,869        13,590,957            60,629        35,235,455
==================================================================================================================================


 Stock options exercised
         (January to March 1999)                   18,958            98,727                 -                 -            98,727

 Cash dividend declared ($.12 per share,
         March 29, 1999)                                -                 -        (1,046,126)                -        (1,046,126)

 Net income and comprehensive income                    -                 -         1,250,416          (362,830)          887,586
----------------------------------------------------------------------------------------------------------------------------------

 BALANCE, March 31, 1999
         (unaudited)                            8,713,244      $ 21,682,596      $ 13,795,247        $ (302,201)     $ 35,175,642
==================================================================================================================================

                                   VRB BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the three months ended March 31,                                                               1999                1998
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                                              $  1,250,416         $  1,242,362
      Adjustments to reconcile net income to net cash
                  provided by operating activities:
         Depreciation and amortization                                                             233,023              296,707
         FHLB of Seattle stock dividend                                                            (33,680)             (39,600)

      Changes in cash due to changes in assets and liabilities
         Accrued interest receivable and other assets                                             (473,552)            (328,940)
         Accrued interest payable and other liabilities                                             65,730             (602,623)
-------------------------------------------------------------------------------------------------------------------------------

                  Net cash provided by operating activities                                      1,041,937              567,906

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the maturity of available-for-sale securities                               10,519,853            6,216,506
      Proceeds from the maturity of held-to-maturity securities                                    500,000              850,000
      Purchases of available-for-sale securities                                               (10,500,000)                  --
      Purchases of held-to-maturity securities                                                  (1,125,587)                  --
      Net (increase) decrease in loans                                                          (2,928,460)           8,113,443
      Purchases of premises and equipment                                                         (314,681)            (227,979)
      Proceeds from the sale of credit card portfolio obtained through acquisition                      --              939,583
      Net cash used to purchase Colonial Banking Company                                                --           (1,644,499)
-------------------------------------------------------------------------------------------------------------------------------

                  Net cash provided by/(used in) investing activities                           (3,848,875)          14,247,054

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in deposits                                                                      (7,222,430)          (5,756,881)
      Proceeds from the exercise of common stock options                                            98,728                5,804
      Repayments of FHLB of Seattle advances                                                            --             (249,041)
-------------------------------------------------------------------------------------------------------------------------------

                  Net cash used in financing activities                                         (7,123,702)          (6,000,118)
-------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (9,930,640)           8,814,842

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  40,613,570           43,644,289
-------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $ 30,682,930         $ 52,459,131
===============================================================================================================================



SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid for interest                                                                  $  1,570,921         $  1,745,463
      Cash paid for taxes                                                                     $     43,755         $         --

SCHEDULE OF NONCASH ACTIVITIES
      Changes in unrealized loss on available-for-sale
         securities, net of tax                                                               $   (362,830)        $    (45,887)

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Bank's 1998 Annual Report to Shareholders. The operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any other future interim period.


NOTE 3 - Earnings per common and common equivalent shares

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

The following table illustrates the computations of basic and diluted earnings per share for the three month periods ended March 31, 1999 and 1998 (dollars in thousands except per share amounts):


                                                     Income             Shares         Per Share
                                                  (Numerator)       (Denominator)        Amount
                                                  -----------       -------------      ---------
For the three months ended March 31, 1999

Basic earnings per share -
  Income available to common shareholders            $1,250             8,700            $   0.14
Effect of dilutive securities
  Outstanding common stock options                       --                39
                                                     ------            ------
Income available to common shareholders
  plus assumed conversions                           $1,250             8,739            $   0.14
                                                     ======            ======            ========

For the three months ended March 31, 1998

Basic earnings per share -
  Income available to common shareholders            $1,242             8,675            $   0.14
Effect of dilutive securities
  Outstanding common stock options                       --                76
                                                     ------            ------
Income available to common shareholders
  plus assumed conversions                           $1,242             8,751            $   0.14
                                                     ======            ======            ========


NOTE 4 - Recently issued accounting standards

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This Statement requires that VRB recognize the unrealized gain or loss on available-for-sale securities as a component of comprehensive income. This Statement is effective for the year ended December 31, 1998.

NOTE 5 - Acquisition of Colonial Banking Company

VRB Bancorp completed its acquisition of Colonial Banking Company (herein referred to as "CBC") effective January 5, 1998. VRB paid former shareholders of CBC $15.7 million in cash for the common and preferred stock of CBC. This acquisition was treated as a purchase for accounting purposes. Accordingly, under generally accepted accounting principles, the assets and liabilities of CBC have been recorded at their respective fair market values at the time of acquisition. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $9.5 million. Amortization of goodwill over a 15 year period will result in a charge to earnings of approximately $635,000 per year.

The following are the fair values of assets acquired and liabilities assumed (in thousands):

Investment securities                          $   4,797
Federal Home Loan Bank stock                         420
Loans, net                                        92,775
Premises and equipment                             1,802
Goodwill                                           9,526
Accrued interest and other assets                  1,710
---------------------------------------------------------
Total assets                                   $ 111,030


Deposits                                       $ 107,876
Accrued interest and other liabilities             1,510
Cash paid for acquisition, net of cash
  acquired                                         1,644
---------------------------------------------------------
Total liabilities                              $ 111,030

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

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Earnings per share

Earnings for the three months ended March 31, 1999 increased slightly over the same period in 1998, from $1, 242,000 in 1998 to $1,250,000 in 1999. On a per share basis, earnings remained consistent at $.14 per share.

Interest margin

1. Interest rate environment: monetary policy and changing interest rates over the last 12 months have placed increasing pressure on the rates that the Bank can competitively offer on loan and deposit products. Local competitive forces, including new entrants to the market, and competition from non traditional banks have further compounded tight margins. As a result, maturing loans and investments have typically re-priced at lower rates and the Bank's overall yield on interest earning assets has declined from 8.99% to 8.18% (on a tax equivalent basis) when comparing the 1st quarter of 1999 to the same quarter in 1998.

2. Changing loan balances: loan balances averaged 74% of interest earning assets in the first quarter of 1998, compared to 65% for the same period in 1999, an approximate difference of $28 million in loans. Much of the loan run off relates to loans acquired from CBC. At the time of acquisition, at least one quarter of its loan portfolio originated from the Portland metropolitan area, in short-term construction and commercial loans. Segments of this portfolio had scheduled maturity dates in 1998. In addition, high competition and low interest rates available in that market encouraged several borrowers to refinance their credit obligations under terms that the Bank was unwilling to match.

3. Changing deposit mix: when comparing the two quarters, the Bank's deposit mix changed significantly. The Bank experienced declining concentrations in time certificates of deposits, in part replaced by growth in non interest demand deposits and money market accounts. For example, time certificates of deposit declined by $16 million over the last twelve months, representing maturing accounts originating from the CBC deposit base. The shift in the Bank's deposit mix contributed to a favorable declining cost of funds, which moved from 3.01% to 2.40% when comparing the two periods.

The above discussion is supported in the following analysis of the Bank's interest margin (on a tax equivalent basis) for the period ended March 31, 1999 and 1998:



Three months ended March 31,                               1999                                        1998
(in thousands)                                 Balance    Interest    Rate                  Balance   Interest      Rate
--------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
--------------------------------------------------------------------------------------------------------------------------
Federal funds sold                            $ 22,703       266       4.69%               $ 30,372       412       5.43%
Held to maturity securities                     17,922       345       7.70                  18,186       351       7.72
Available for sale securities                   57,004       839       5.89                  23,881       387       6.48
Commercial loans                               143,059     3,348       9.36                 165,137     4,021       9.74
Consumer loans                                  35,469       850       9.59                  40,936     1,092      10.67
--------------------------------------------------------------------------------------------------------------------------
  Total earning assets                         276,157     5,648       8.18                 278,512     6,263       8.99

Non earning assets                              33,545                                       31,675
Less: Loan loss reserve                         (3,880)                                      (3,591)
--------------------------------------------------------------------------------------------------------------------------
  Total assets                               $ 305,822                                    $ 306,596
==========================================================================================================================

Interest bearing liabilities
--------------------------------------------------------------------------------------------------------------------------
Interest bearing checking                       32,663        79       0.97                  34,151       122       1.43
Money market                                    79,141       632       3.19                  73,142       709       3.88
Savings                                         24,681       120       1.94                  24,463       134       2.19
Time                                            63,271       772       4.88                  79,817     1,078       5.40
--------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits              199,756     1,603       3.21                 211,573     2,043       3.86
Noninterest bearing deposits                    68,014                                       60,390
--------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits              267,770                                      271,963
Other liabilities                                2,185                                        2,159
--------------------------------------------------------------------------------------------------------------------------
  Total liabilities                            269,955                                      274,122
Shareholders' equity                            35,867                                       32,474
--------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
    equity                                   $ 305,822                                    $ 306,596
==========================================================================================================================

Net interest income                                        4,045                                        4,220
Interest income as a percentage
  of average earning assets                                            8.18%                                        8.99%
Interest expense as a percentage
  of average earning assets                                            2.32                                         2.93
--------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    5.86%                                        6.06%
==========================================================================================================================

In total, net interest income declined slightly, from $4.2 million for the three months ended March 31, 1998 to $4.0 million for the same period in 1999. By effectively managing the cost of its funding sources (deposits), the Bank has been able to significantly offset unfavorable changes in both asset yields and loan volumes, as further illustrated in the following table:


                                                             March 99 over March 98
(dollars in thousands)                                     Increase (decrease) due to
Interest earning assets                           Volume                Rate                  Net
-----------------------------------------------------------------------------------------------------
Federal funds sold                             $ (89,854)            $ (56,146)            $(146,000)
Held to maturity securities                       (5,082)                 (918)               (6,000)
Available for sale securities                    487,513               (35,513)              452,000
Commercial loans                                (516,690)             (156,310)             (673,000)
Consumer loans                                  (131,014)             (110,986)             (242,000)
-----------------------------------------------------------------------------------------------------
Total                                           (255,127)             (359,873)             (615,000)
-----------------------------------------------------------------------------------------------------


Interest bearing liabilities
-----------------------------------------------------------------------------------------------------
Interest bearing checking                         (3,599)              (39,401)              (43,000)
Money market                                      47,906              (124,906)              (77,000)
Savings                                            1,060               (15,060)              (14,000)
Time deposits                                   (201,886)             (104,114)             (306,000)
-----------------------------------------------------------------------------------------------------
Total                                           (156,518)             (283,482)             (440,000)
-----------------------------------------------------------------------------------------------------
Net decrease in net interest income            $ (98,609)            $ (76,391)            $(175,000)
-----------------------------------------------------------------------------------------------------



Management expects price competition to continue or increase, and rates on new and refinanced loans will most likely reflect this environment. Loan demand has improved, and remains the focus of the Bank's outside calling efforts and advertising programs. Deposit strategies, designed to place downward pressure on the Bank's average cost of funds, will be adjusted as needed to accommodate loan demand and bank liquidity.(1)

Noninterest income and expense

Noninterest income year to date was $511,000, an increase of $42,000 or 9%, from the same period in 1998. In particular, processing fees for mortgage applications grew by approximately $38,000, when comparing the two periods. The housing market has continued to expand at a robust rate in southern Oregon, supported by low interest rates and expanding populations seeking family-orientated communities. The Bank will continues to seek opportunities to expand noninterest sources of revenue, which are generally less sensitive to changing interest rates.(1)

Noninterest expense declined by $168,000, or 6%, down to $2,439,000 from $2,608,000 for the three months ended March 31, 1999 and 1998, respectively. 60% of the decline represents the recovery of an operational loss originally recognized by the Bank in the 4th quarter of 1998. Administrative expenses also


----------
(1) These paragraphs contains forward looking statements.

declined slightly, centered around reductions in professional fees and other one-time costs related to the acquisition and integration of CBC.

The Bank's efficiency ratio, or noninterest expense as a percentage of total net interest income plus noninterest income, was 55% for the three months ended March 31, 1999 verses 57% for the same period in 1998. While this comparison is slightly skewed by the Bank's one time operational recovery described previously, certain operating economies have been realized as a result of the CBC acquisition. To illustrate further, after eliminating the amortization of intangible assets directly related to the CBC merger and the one time recovery, the Bank's current efficiency margin is reduced to approximately 53%. This is a favorable comparison when compared to the Bank's historical averages of 56% experienced prior to the acquisition of CBC.

MATERIAL CHANGES IN FINANCIAL CONDITION

LIQUIDITY REVIEW

The Bank must maintain cashflows adequate to fund operations and meet commitments on a timely and cost effective basis. Fundamental to the management of liquidity is the coordination of the different maturities of the Bank's assets and liabilities, while maintaining enough liquidity at all times to fund sudden loan growth and deposit withdrawals.

The liquid assets of the Bank include cash and due from banks, interest bearing deposits in other banks, and federal funds sold. As of March 31, 1999, liquid assets made up 10% of total bank assets. In addition, the Bank has approximately $56 million in available-for-sale securities that can be sold to accommodate changing liquidity needs as well as multiple funding sources with the FHLB of Seattle and other large banks.

For the first three months of 1999, the ongoing operations of the Bank resulted in cash outflows (cash and federal funds) of close to $10 million. The change in the Bank's liquidity represents net loan growth of $3 million, and deposit run off of $7 million.

CAPITAL MANAGEMENT

As of March 31, 1999, shareholders' equity totaled $35,176,000, a decrease of $60,000 when compared to total shareholders' equity as of the end of the previous fiscal year. The decline in shareholders' equity reflects the Board of Directors recent decision to declare a $.12 per share cash dividend, payable May 21, 1999. The dividend, when paid, will total approximately $1.0 million.

The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At March 31, 1999, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 12.8% and 14.1%, respectively.

CONTINGENCIES

Year 2000 - Management continues to monitor the impact of Year 2000 on the Bank's data processing and proprietary systems, as well as the Bank's vulnerability to the principal borrowers of the Bank and their potential failure to address their own Year 2000 issues. As described in the Company's most recent 10-K regulatory filing, VRB remains on schedule in relation to its action plan which was designed to meet established timelines and key milestones outlined in interagency statements issued by the Federal Financial Institutions Examination Council. Below is a brief analysis of the various phases of the Bank's Year 2000 action plan, and the progress made to date:

    Assessment: All information technology supported systems and products have been identified and evaluated. Significant borrowers of the Bank have been contacted to build year 2000 awareness and encourage early solutions regarding potential business interruption due to system failures.

    Third party evaluation and remediation: Third party confirmation of Year 2000 compliance has been received by critical outside vendors that support non-information technology systems such as embedded chips.

    Integrated testing: Integrated testing and validation of the Bank's critical data processing systems was completed in December of 1998. Testing of other various stand alone systems is presently ongoing.

    Contingency planning: VRB is currently drafting a contingency plan in the event that its business operations are materially impacted by the turn of the century. Sections of the plan include the Bank's preparation for unprecedented customer withdrawals leading up the Year 2000, security of the Bank's employees, customers and funds, strategies to accommodate extended power loss, and failure of our data processing system due to circumstances beyond our control.

As of March 31, 1999, neither the Company's integrated testing of critical systems, nor the Bank's ongoing contingency planning, has revealed any circumstances that would cause management to believe that Year 2000 will have a material financial impact on the performance of the Bank. To date, the Bank has spent approximately $85,000 in direct and indirect costs on Year 2000 compliance issues. Management expects to spend an additional $30,000 in 1999 to complete its remediation efforts. The costs to complete the Bank's Year 2000 modification and testing processes are management's best estimates. Actual events are dependent on the continued availability of certain resources, third party modification plans and other factors.(1)


----------
(1) This paragraph contains forward looking statements.

BALANCE SHEET ANALYSIS

The table below provides abbreviated balance sheets, which illustrate the material changes in financial condition when comparing the end of the proceeding fiscal year to March 31, 1999:


                                                March 31,         December 31,
                                                  1999               1998              $ Change           % Change
-------------------------------------------------------------------------------------------------------------------
ASSETS
Loans                                          $ 178,142           $ 175,188            $  2,954             1.69%
Investments                                       76,577              76,483                  94             0.12%
Federal funds sold                                16,300              26,100              (9,800)          (37.55)%
Other assets                                      33,841              33,446                 395             1.18%
-------------------------------------------------------------------------------------------------------------------
   Total assets                                $ 304,860           $ 311,217            $ (6,357)           (2.04)%
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND EQUITY
Noninterest bearing deposits                   $  68,307           $  72,135            $ (3,828)           (5.31)%
Interest bearing deposits                        198,593             201,988              (3,395)           (1.68)%
-------------------------------------------------------------------------------------------------------------------

   Total deposits                                266,900             274,123              (7,223)           (2.63)%
-------------------------------------------------------------------------------------------------------------------

Other liabilities                                  2,784               1,859                 925            49.76%
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                269,684             275,982              (6,298)           (2.28)%

Total shareholders' equity                        35,176              35,235                 (59)           (0.17)%
-------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders'
  equity                                       $ 304,860           $ 311,217            $ (6,357)           (2.04)%
-------------------------------------------------------------------------------------------------------------------


LOANS:

The Bank offers a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and residents in the local area. Outstanding loans totaled $182.0 million at March 31, 1999, representing a $3.3 million increase when compared to loans of $178.7 million as of December 31, 1998.

Commitments, principally real estate construction notes and commercial lines of credit, have grown to $29.0 million at March 31, 1999, a 33% increase when compared to commitments outstanding as of the end of the previous year.

Reflective of the Bank's lending criteria, as well as trends within the local economy, 71% of the Bank's loan portfolio is classified as real estate mortgage loans. Of the $127 million in real estate mortgage loans outstanding as of March 31, 1999, approximately $83 million were made to commercial customers where the collateral for the loans includes the real estate occupied by the customers' businesses. An additional $27 million represented loans secured by multi family (5 or more) residential property and the remaining $17 million was secured by family residential property. This is relatively unchanged from previous reporting periods.

The following table presents the composition of the Bank's loan portfolio at the date indicated:

                                         March 31, 1999                  December 31, 1998
                                   Amount            Percentage       Amount           Percentage
-------------------------------------------------------------------------------------------------
(in thousands)
Commercial                       $  20,385              11.44%      $  16,418               9.37%
Real estate construction            22,165              12.44%         23,552              13.44%
Real estate mortgage               126,658              71.10%        126,332              72.11%
Consumer and other                  12,798               7.18%         12,425               7.09%
-------------------------------------------------------------------------------------------------
                                   182,006             102.17%        178,727             102.02%
Allowance for loan losses
     and unearned fees              (3,864)             (2.17)%        (3,539)             (2.02)%
-------------------------------------------------------------------------------------------------
Net loans                        $ 178,142             100.00%      $ 175,188             100.00%
-------------------------------------------------------------------------------------------------


LOAN LOSS RESERVE:

The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to mitigate credit losses by maintaining strong underwriting standards and closely monitoring the financial condition of the borrower. As of March 31, 1999, the Bank's allowance for loan losses was $3,546,000 or 1.95% of total loans, and is believed to be adequate to absorb potential credit losses that may arise in the normal course of business(1).

As of March 31, 1999, total non performing assets as a percentage of total assets increased slightly to .28%, to total $840,000. The increase is attributable to the credit issues of one borrower. The note is well collateralized, and management expects to resolve the delinquency without moving into foreclosure(1).

Recoveries exceeded charge offs in the 1st quarter of 1999, for net recoveries of $7,000. Due to the Bank's substantial loan loss reserve and the strength of the Bank's loan portfolio, the Bank has not recorded a loan loss provision in 1999.



----------
(1) These paragraphs contain forward looking statements.

The following table presents information with respect to non-performing assets:



                                                                           March 31, 1999           December 31, 1998
----------------------------------------------------------------------------------------------------------------------
(in thousands)
Loans on nonaccrual status                                                        $ 789                      $ 262
Loans past due greater than 90 days but not on nonaccrual status                     --                          4
Other real estate owned                                                              51                         51
----------------------------------------------------------------------------------------------------------------------

                 Total nonperforming assets                                       $ 840                      $ 317
----------------------------------------------------------------------------------------------------------------------


Percentage of nonperforming assets to total assets                                 0.28%                      0.10%
----------------------------------------------------------------------------------------------------------------------



INVESTMENT PORTFOLIO:

Investment securities are purchased for managing liquidity and generating after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of March 31, 1999, the Bank's portfolio of investment securities totaled $76.6 million, virtually unchanged when compared to the balance of the portfolio at December 31, 1998 of $76.5 million.

VRB follows financial accounting principles that require the identification of investment securities as held-to-maturity ("HTM") or available-for-sale ("AFS"). Securities designated as HTM are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate.

As of March 31, 1999, the Bank's investment portfolio that is currently AFS totaled $56.7 million, or approximately 74% of the total portfolio. Due to recent improvements in average yields for similar securities now available in the bond market, the market value the AFS portfolio has dropped by approximately $363,000, net of tax. This represents a one percent decline in the aggregate market value of the Bank's available for sale investments. If long term rates continue to increase, the value of the Bank's investment holdings will most likely decline. This could hinder the Bank's ability to quickly liquidate securities without incurring a loss on the sale. Because future rate fluctuations are subject to great uncertainty, management continues to monitor the market value of the portfolio in relation to current liquidity needs on a regular basis.(1)



----------
(1) The paragraph contains forward looking statements.

The following table provides the book value of the Bank's investment portfolio as divided between HTM and AFS as of March 31, 1999 and December 31, 1998:


                                           March 31, 1999    December 31, 1998
------------------------------------------------------------------------------
(in thousands)
Investments available-for-sale
     U.S. Treasury and agencies               $56,522              $57,070
     States and political subdivisions             --                   --
     Corporate and other investments              175                  194
------------------------------------------------------------------------------
                                              $56,697              $57,264
------------------------------------------------------------------------------

Investments held-to-maturity
     U.S. Treasury and agencies               $    --              $    --
     States and political subdivisions         18,081               17,454
     Corporate and other investments               --                   --
------------------------------------------------------------------------------
                                              $18,081              $17,454
==============================================================================
FHLB stock                                    $ 1,799              $ 1,765
==============================================================================

DEPOSITS:

Deposits are the Bank's major source of funds available for lending and other investment opportunities. Deposit inflows and outflows, are influenced by general interest rates and economic conditions. Substantially all of the Bank's depositors are residents of southern Oregon.

Total deposits declined $7.2 million, or 3% when comparing March 31, 1999 to the end of 1998. Fluctuations in noninterest bearing deposits are common and despite the decline in balances outstanding on March 31, 1999, the Bank continues to experience conservative account growth. Time certificates of deposit continue their decline as seen in 1998. The decline is linked to those accounts acquired from CBC, as funds mature and leave seeking higher returns. This trend will most likely continue until management determines that growth in time certificates of deposit is financially beneficial, and alters its pricing strategy accordingly.(1) The decline in time certificates of deposits has resulted in a lower average cost of funds. For example, when comparing the 4th quarter of 1998 to the 1st quarter of 1999, the Bank's average cost of funds declined from 2.51% to 2.40%

The changes evident in the Bank's deposit mix is further illustrated below:


                                                PERCENT OF                    PERCENT OF
                                MARCH 31           TOTAL     DECEMBER 31        TOTAL
                                 1999            DEPOSITS       1998           DEPOSITS
(in thousands)
Demand                         $ 68,307             25.6%     $ 72,134             26.3%
Interest bearing demand         113,403             42.5       110,900             40.5
Savings                          25,039              9.4        24,269              8.9
Time deposits                    60,151             22.5        66,819             24.4
                               --------         --------      --------         --------
                               $266,900            100.0%     $274,122            100.0%
                               ========         ========      ========         ========


----------
(1) This statement is a forward looking statement.

PART I - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, interest rate and credit risks are the most significant market risks that could have an adverse impact on the Bank's financial condition and results of operation. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk are not applicable to Bank operations at this time.

INTEREST RATE RISK

Interest rate risk is managed through the monitoring of the Bank's "gap" position, and the sensitivity of the bank's net interest margins and capital position to changing interest rate environments. The Bank's gap is the difference between re-pricing assets and re-pricing liabilities over specific time periods. By managing the re-pricing characteristics of the Bank's assets and liabilities, the Bank can minimize the potential adverse impact from changing interest rates.

Periodically, the Bank will "rate shock" the balance sheet by simulating a 100 and 200 basis point change in interest rates. Rate shock is an instantaneous adjustment in market rates on a balance sheet level to determine the effect such changes would have on the Company's income levels and capital position for the succeeding twelve months.

As of March 31, 1999, management's analysis indicated that the Bank's overall interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched re-pricing positions from that reported as of December 31, 1998.

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







Date:      May 12, 1999                /s/ Tom Anderson
                                       ----------------------------------------
                                       Tom Anderson
                                       Executive Vice President
                                       Chief Operating Officer and Secretary




Date:      May 12, 1999                /s/ Felice Belfiore
                                       -----------------------------------------
                                       Felice Belfiore
                                       Senior Vice President
                                       Chief Financial Officer