Form 10-Q
period 1999-06-30
VRB BANCORP
filed 1999-08-10
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                     0-25932

                            (Commission File Number)

                                   VRB BANCORP

             (Exact name of registrant as specified in its charter)

                 OREGON                                93-0892559
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

  110 Pine Street, Rogue River, Oregon                    97537
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code         (541) 582-4554

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) to the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at July 31, 1999
                  -----                       ----------------------------
       Common stock, no par value                       8,652,918

                                   VRB BANCORP

                                    Form 10-Q

                                 June 30, 1999

                                Table of contents

                            ------------------------

                                                                                      Page
PART I        FINANCIAL INFORMATION                                                  Number
                                                                                     ------
      Item 1. Financial statements

              Consolidated balance sheets

              June 30, 1999 and December 31, 1998                                        1

              Consolidated statements of income and comprehensive income

              For the three months ended June 30, 1999 and 1998                        2-3

              Consolidated statements of income and comprehensive income

              For the six months ended June 30, 1999 and 1998                          4-5

              Consolidated statements of changes in shareholders' equity

              For the period December 31, 1997 through June 30, 1999                     6

              Consolidated statements of cash flows

              For the six months ended June 30, 1999 and 1998                            7

              Notes to consolidated financial statements                              8-10

      Item 2. Management's discussion and analysis of financial

              condition and results of operations                                    11-20

      Item 3. Quantitative and qualitative disclosures about market risk                21

PART II       OTHER INFORMATION

      Item 1. Legal proceedings                                                         22

      Item 2. Changes in securities                                                     22

      Item 3. Defaults upon senior securities                                           22

      Item 4. Submission of matters to a vote of security holders                       22

      Item 5. Other information                                                         22

      Item 6. Exhibits and reports on Form 8-K                                       22-23

SIGNATURES                                                                              24

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   VRB BANCORP
                           CONSOLIDATED BALANCE SHEETS

For the period ended                                                   June 30, 1999       December 31, 1998
------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)            (Audited)
ASSETS
    Cash and due from banks                                            $  13,963,708         $  14,513,570
    Federal funds sold                                                    13,700,000            26,100,000
------------------------------------------------------------------------------------------------------------
                Total cash and cash equivalents                           27,663,708            40,613,570

    Investments
        U.S. Treasury and agencies                                        55,480,585            57,070,000
        States and political subdivisions                                 18,062,405            17,454,188
        Corporate and other investments                                      166,963               193,631
    Federal Home Loan Bank stock                                           1,831,400             1,765,220

    Loans, net of allowance for loan losses and unearned income          184,397,523           175,188,200
    Premises and equipment, net                                            6,902,640             6,499,131
    Other real estate owned                                                  201,469                51,161
    Accrued interest and other assets                                     13,175,912            12,381,952
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 307,882,605         $ 311,217,053
============================================================================================================
LIABILITIES

    Deposits
        Demand deposits                                                $  73,563,678         $  72,134,186
        Interest bearing demand deposits                                 115,216,087           110,900,199
        Savings deposits                                                  25,002,396            24,269,197
        Time deposits                                                     57,657,020            66,818,719
------------------------------------------------------------------------------------------------------------
                Total deposits                                           271,439,181           274,122,301

    Accrued interest and other liabilities                                 1,254,574             1,859,297
------------------------------------------------------------------------------------------------------------
                Total liabilities                                        272,693,755           275,981,598

SHAREHOLDERS' EQUITY
    Preferred stock, voting, $5 par value; 5,000,000 shares
        authorized and unissued
    Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued
    Common stock, no par value, 30,000,000 shares authorized
        with 8,652,918 and 8,694,286, issued and outstanding
        at June 30, 1999 and December 31, 1998, respectively              21,207,124            21,583,869
    Accumulated other comprehensive income, net of taxes                    (991,701)               60,629
    Retained earnings                                                     14,973,427            13,590,957
------------------------------------------------------------------------------------------------------------
                Total shareholders' equity                                35,188,850            35,235,455

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 307,882,605         $ 311,217,053
============================================================================================================

                                   VRB BANCORP

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



For the three months ended June 30,                                             1999                 1998
------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)         (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                             $ 4,327,308         $ 4,910,211
      Interest on investment securities:
         U.S. Treasury and agencies                                              844,463             251,994
         States and political subdivisions                                       233,155             229,158
         Corporate and other investments                                          35,087              44,263
      Federal funds sold                                                         157,921             573,210
------------------------------------------------------------------------------------------------------------
                  Total interest income                                        5,597,934           6,008,836

INTEREST EXPENSE
      Interest bearing demand deposits                                           731,687             806,545
      Savings deposits                                                           122,476             132,051
      Time deposits                                                              685,434           1,014,556
      Borrowed Funds                                                                  --                  --
------------------------------------------------------------------------------------------------------------
                  Total interest expense                                       1,539,597           1,953,152
------------------------------------------------------------------------------------------------------------
                  Net interest income                                          4,058,337           4,055,684
------------------------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                                                             --                  --
------------------------------------------------------------------------------------------------------------
                  Net interest income after provision for loan losses          4,058,337           4,055,684

NONINTEREST INCOME
      Service charges on deposit accounts                                        322,744             327,022
      Other operating income                                                     156,436             195,001
      Securities transactions                                                         --                  --
------------------------------------------------------------------------------------------------------------
                  Total noninterest income                                       479,180             522,023

NONINTEREST EXPENSES
      Salaries and benefits                                                    1,536,491           1,479,613
      Net occupancy                                                              273,867             238,290
      Communications                                                             119,655             102,567
      Data processing                                                             79,107              79,031
      FDIC insurance premium                                                       7,670              15,994
      Supplies                                                                    64,784              81,710
      Professional fees                                                           42,564              71,801
      Other real estate expense                                                   10,471                 999
      Other expenses                                                             514,479             495,074
------------------------------------------------------------------------------------------------------------
                  Total noninterest expenses                                   2,649,088           2,565,079

                                   VRB BANCORP

For the three months ended June 30,                                             1999                 1998
------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)         (Unaudited)
INCOME BEFORE INCOME TAXES                                                     1,888,429           2,012,628
PROVISION FOR INCOME TAXES                                                       710,250             765,000
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $ 1,178,179         $ 1,247,628
============================================================================================================

OTHER COMPREHENSIVE INCOME

UNREALIZED LOSS ON SECURITIES, NET OF TAXES
      Unrealized holding loss arising during period                             (689,495)            (18,009)
      Reclassification adjustment for  loss included in net income                    --                  --
------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                         $   488,684         $ 1,229,619
============================================================================================================

BASIC EARNINGS PER SHARE                                                     $      0.14         $      0.14
============================================================================================================
FULLY DILUTED EARNINGS PER SHARE                                             $      0.14         $      0.14
============================================================================================================

                                   VRB BANCORP

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



For the six months ended June 30,                                             1999                 1998
------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)           (Unaudited)
INTEREST INCOME
    Interest and fees on loans                                             $  8,525,906         $ 10,023,666
    Interest on investment securities:
        U.S. Treasury and agencies                                            1,646,167              590,887
        States and political subdivisions                                       461,796              460,677
        Corporate and other investments                                          71,180               92,609
    Federal funds sold                                                          424,326              985,141
------------------------------------------------------------------------------------------------------------
                Total interest income                                        11,129,375           12,152,980

INTEREST EXPENSE
    Interest bearing demand deposits                                          1,443,176            1,637,844
    Savings deposits                                                            242,244              265,602
    Time deposits                                                             1,457,088            2,088,355
    Borrowed funds                                                                   --                4,491
------------------------------------------------------------------------------------------------------------
                Total interest expense                                        3,142,508            3,996,292
------------------------------------------------------------------------------------------------------------
                Net interest income                                           7,986,867            8,156,688
------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES                                                            --                   --
------------------------------------------------------------------------------------------------------------
                Net interest income after provision for loan losses           7,986,867            8,156,688

NONINTEREST INCOME
    Service charges on deposit accounts                                         630,556              637,320
    Other operating income                                                      361,708              353,763
------------------------------------------------------------------------------------------------------------
                Total noninterest income                                        992,264              991,083

NONINTEREST EXPENSES
    Salaries and benefits                                                     3,077,196            2,947,685
    Net occupancy                                                               518,477              546,203
    Communications                                                              224,402              190,449
    Data processing                                                             171,214              164,207
    FDIC insurance premium                                                       15,583               31,795
    Supplies                                                                    125,031              166,607
    Professional fees                                                            88,461              130,269
    Other real estate expense                                                     9,400                2,863
    Other expenses                                                              860,521              992,704
------------------------------------------------------------------------------------------------------------
                Total noninterest expenses                                    5,090,285            5,172,782

                                   VRB BANCORP

For the six months ended June 30,                                             1999                 1998
------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)           (Unaudited)
INCOME BEFORE INCOME TAXES                                                    3,888,846            3,974,989
PROVISION FOR INCOME TAXES                                                    1,460,250            1,485,000
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $  2,428,596         $  2,489,989
============================================================================================================

OTHER COMPREHENSIVE INCOME

UNREALIZED LOSS ON SECURITIES, NET OF TAXES
    Unrealized holding loss arising during period                            (1,052,330)             (63,896)
    Reclassification adjustment for loss included in net income                      --                   --
------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                       $  1,376,266         $  2,426,093
============================================================================================================
BASIC EARNINGS PER SHARE                                                   $       0.28         $       0.29
============================================================================================================
FULLY DILUTED EARNINGS PER SHARE                                           $       0.28         $       0.28
============================================================================================================

                                   VRB BANCORP

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                        ACCUMULATED
                                                                                           OTHER           TOTAL
                                                COMMON STOCK              RETAINED      COMPREHENSIVE   SHAREHOLDERS'
                                            SHARES         AMOUNT         EARNINGS         INCOME          EQUITY
---------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997 (audited)       8,340,744    $ 18,462,712    $ 13,349,301    $     48,542    $ 31,860,555

Stock options exercised
    (March - Sept 1998)                       19,410          50,128              --              --          50,128

Income tax benefit from stock
    options exercised                             --          60,500              --              --          60,500

Cash dividend ($.20 per share,
    October 1, 1998)                              --              --      (1,672,031)             --      (1,672,031)

4% stock dividend (October 1 1998)           334,132       3,010,529      (3,010,529)             --              --

Payment for fractional shares
    related to stock dividend
    ($9.00 per share)                             --              --          (2,467)             --          (2,467)

Net income and comprehensive income               --              --       4,926,683          12,087       4,938,770
---------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998 (audited)       8,694,286      21,583,869      13,590,957          60,629      35,235,455
=====================================================================================================================

Stock options exercised
    (January to March 1999)                   23,432         131,620              --              --         131,620

Cash dividend declared ($.12 per share,
    March 29, 1999)                               --              --      (1,046,126)             --      (1,046,126)

Stock repurchased                            (64,800)       (508,365)       (508,365)

Net income and comprehensive income               --              --       2,428,596      (1,052,330)      1,376,266
---------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1999 (unaudited)         8,652,918    $ 21,207,124    $ 14,973,427    $   (991,701)   $ 35,188,850
=====================================================================================================================

                                  VRB BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30,                                                         1999                1998
----------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                                        $  2,428,596       $  2,489,989
    Adjustments to reconcile net income to net cash
            provided by operating activities:
        Depreciation and amortization                                                      516,045            762,199
        FHLB of Seattle stock dividend                                                     (66,180)           (71,800)

    Changes in cash due to changes in assets and liabilities
        Accrued interest receivable and other assets                                      (660,119)           261,463
        Accrued interest payable and other liabilities                                    (573,490)          (740,656)
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                1,644,852          2,701,195

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the maturity of available-for-sale securities                         10,526,996         13,611,248
    Proceeds from the maturity of held-to-maturity securities                              520,000            870,000
    Purchases of available-for-sale securities                                         (10,500,000)        (4,997,656)
    Purchases of held-to-maturity securities                                            (1,125,587)        (1,543,721)
    Net (increase) decrease in loans                                                    (9,304,673)        20,875,340
    Purchases of premises and equipment                                                   (605,458)          (272,894)
    Proceeds from the sale of credit card portfolio obtained through acquisition                --            939,583
    Net cash used to purchase Colonial Banking Company                                          --         (1,644,499)
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by / (used in) investing activities                  (10,488,722)        27,837,401

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in deposits                                                                (2,683,121)       (15,460,885)
    Proceeds from the exercise of common stock options                                     131,620             20,173
    Net cash used to repurchase common stock                                              (508,365)                --
    Cash dividend                                                                       (1,046,126)                --
    Repayments of FHLB of Seattle advances                                                      --           (249,041)
----------------------------------------------------------------------------------------------------------------------
                Net cash used in financing activities                                   (4,105,992)       (15,689,753)
----------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (12,949,862)        14,848,843

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          40,613,570         43,644,289
----------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 27,663,708       $ 58,493,132
======================================================================================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
    Cash paid for interest                                                            $  3,214,684       $  3,745,348
    Cash paid for taxes                                                               $  1,572,288       $  1,372,000

SCHEDULE OF NONCASH ACTIVITIES
    Changes in unrealized loss on available-for-sale
        securities, net of tax                                                        $ (1,052,330)      $    (63,896)

                           VRB BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Bank's 1998 Annual Report to Shareholders. The operating results for the three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any other future interim period.

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

The following table illustrates the computations of basic and diluted earnings per share for the three month periods ended June 30, 1999 and 1998 (dollars in thousands except per share amounts):

                                                     Income          Shares        Per Share
                                                   (Numerator)    (Denominator)      Amount
                                                   -----------    -------------    ----------
For the three months ended June 30, 1999

Basic earnings per share -
    Income available to common shareholders          $ 1,178           8,676         $  0.14
Effect of dilutive securities
    Outstanding common stock options                      --              39
                                                     -------         -------
Income available to common shareholders
    plus assumed conversions                         $ 1,178           8,715         $  0.14
                                                     =======         =======         =======

For the three months ended June 30, 1998

Basic earnings per share -
    Income available to common shareholders          $ 1,247           8,681         $  0.14
Effect of dilutive securities
    Outstanding common stock options                      --              86
                                                     -------         -------
Income available to common shareholders
    plus assumed conversions                         $ 1,247           8,767         $  0.14
                                                     =======         =======         =======

For the six months ended June 30, 1999

Basic earnings per share -
    Income available to common shareholders          $ 2,429           8,688         $  0.28
Effect of dilutive securities
    Outstanding common stock options                      --              36
                                                     -------         -------
Income available to common shareholders
    plus assumed conversions                         $ 2,429           8,724         $  0.28
                                                     =======         =======         =======

For the six months ended June 30, 1998

Basic earnings per share -
    Income available to common shareholders          $ 2,490           8,678         $  0.29
Effect of dilutive securities
    Outstanding common stock options                      --              87
                                                     -------         -------
Income available to common shareholders
    plus assumed conversions                         $ 2,490           8,765         $  0.28
                                                     =======         =======         =======


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

The following are the fair values of assets acquired and liabilities assumed (in thousands):


Investment securities                                    $  4,797
Federal Home Loan Bank stock                                  420
Loans, net                                                 92,775
Premises and equipment                                      1,802
Goodwill                                                    9,526
Accrued interest and other assets                           1,710
-----------------------------------------------------------------
Total assets                                             $111,030


Deposits                                                 $107,876
Accrued interest and other liabilities                      1,510
Cash paid for acquisition, net of cash acquired             1,644
-----------------------------------------------------------------
Total liabilities                                        $111,030

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

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE, 1999 AND 1998

Earnings totaled $1,178,000 for the 2nd quarter of 1999, or $.14 per share. This is a 5% decline when compared to earnings for the same quarter in 1998, which totaled $1,248,000, also $.14 per share on slightly higher shares.

Material changes

Interest margin: Quarter over quarter, the Bank's interest margin remained consistent, with 1999 bolstered by the recovery of approximately $20,000 in interest income on loans removed from non-accrual. After excluding the recovery, interest margins decreased slightly in the current quarter as a result of lower interest rates and lower average loan volumes (see applicable commentary under discussion for the six months ended June 30, 1999 below).

Real estate lending: Mortgage processing fees declined from $86,000 to $34,000, on lower volume. VRB is currently restructuring its real estate department from a brokerage environment to an independent real estate lending department. Lending programs historically not offered by the Bank will now make up a broader product base, including FHA, State of Oregon Housing, Oregon Department of Veterans Affairs and other governmental lending programs. The department, under new leadership, is expected to become fully operational by August of 99. Expenses related to the restructure are evident in rising non-interest expenses, in particular, increases salaries and benefits and occupancy costs.

FOR THE SIX MONTHS ENDED JUNE, 1999 AND 1998

Earnings totaled $2,429,000, or $.28 per share, a 2% decline when compared to the same period in 1998, when earnings totaled $2,490,000, or $.29 per share.

Material changes

Rate environment: Competition and Fed policy have combined to reduce the yield on interest earning assets by 71 basis points when comparing the first six months of 1999 to 1998.

Loan volumes: VRB continues to replenish its loan portfolio after the net loss of approximately $30 million in loans in 1998. Loan volume has improved with loan originations exceeding payoffs by approximately $9 million, for a 5% net growth year to date. In spite of the improvement, loans averaged only 66% of the Bank's interest earning assets in 1999, verses 73% in 1998, reducing interest on loans by approximately $900,000 when comparing the two periods.

Deposit mix: consistent with previous reports, the Bank continues to experience declining concentrations in time certificates of deposit ("TCD's"). Compared to six months ended June 30, 1998, average TCD's have declined by approximately $16.8 million, effectively masking a $14 million increase in average demand and money market deposits.

The changing mix in deposits, compounded by low interest rates, reduced the bank's cost of funds by 61 basis points when comparing the six months ended June 30, 1999 and 1998, respectively.

Interest Margin

The above discussion is supported in the following analysis of the Bank's interest margin (on a tax equivalent basis) for the six months ended June 30, 1999 and 1998:

Six months ended June 30,                                             1999                            1998
(in thousands)                                           Balance    Interest    Rate        Balance    Interest    Rate
-----------------------------------------------------------------------------------------------------------------------
Interest-earning assets
-----------------------------------------------------------------------------------------------------------------------
Federal funds sold                                      $  17,972       424      4.72%    $ 36,349       985      5.42%
Held to maturity securities (1)                            18,002       745      8.28       18,015       742      8.24
Available for sale securities                              57,746     1,717      5.95       20,971       683      6.51
Commercial loans (2)                                      146,560     6,807      9.29      162,379     7,942      9.78
Consumer loans (2)                                         35,900     1,719      9.58       39,475     2,082     10.55
-----------------------------------------------------------------------------------------------------------------------
  Total earning assets                                    276,180    11,412      8.26      277,189    12,434      8.97

Non earning assets                                         34,041                           32,121
Less: loan loss reserve                                    (3,544)                          (3,633)
-----------------------------------------------------------------------------------------------------------------------
  Total average assets                                  $ 306,677                         $305,677
=======================================================================================================================

Interest bearing liabilities
-----------------------------------------------------------------------------------------------------------------------
Interest bearing checking                                  32,779       160      0.98       33,787       245      1.45
Money market                                               79,805     1,283      3.22       73,283     1,392      3.80
Savings                                                    24,959       242      1.94       24,352       266      2.18
Time                                                       60,812     1,457      4.79       77,673     2,093      5.39
-----------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                         198,355     3,142      3.17      209,095     3,996      3.82
Noninterest bearing deposits                               70,487                           61,078
-----------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits                         268,842                          270,173
Other liabilities                                           1,571                            2,421
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                       270,413                          272,594
Shareholders' equity                                       36,264                           33,083
-----------------------------------------------------------------------------------------------------------------------
  Total average liabilities and shareholders' equity    $ 306,677                         $305,677
=======================================================================================================================

Net interest income                                                   8,270                            8,438
Interest income as a percentage
  of average earning assets                                                      8.26%                            8.97%
Interest expense as a percentage
  of average earning assets                                                      2.28                             2.88
-----------------------------------------------------------------------------------------------------------------------
Net interest margin                                                              5.99%                            6.09%
=======================================================================================================================



In total, net interest income declined by approximately $168,000, or 2% when comparing the two periods. Unfavorable changes in both asset yields and loan volumes, have been offset by lower funding costs as numerically illustrated on the following page:

                                                    June 99 over June 98
                                                 Increase (decrease) due to
Interest earning assets                     Volume           Rate             Net
-----------------------------------------------------------------------------------
Federal funds sold                         $  (434)        $  (127)        $  (561)
Held to maturity securities                     (1)              4               3
Available for sale securities                1,093             (59)          1,034
Commercial loans                              (735)           (400)         (1,135)
Consumer loans                                (171)           (192)           (363)
-----------------------------------------------------------------------------------
Total                                         (248)           (774)         (1,022)
-----------------------------------------------------------------------------------

Interest bearing liabilities
-----------------------------------------------------------------------------------
Interest bearing checking                       (5)            (80)            (85)
Money market                                   105            (214)           (109)
Savings                                          6             (30)            (24)
Time deposits                                 (404)           (232)           (636)
-----------------------------------------------------------------------------------
Total                                         (298)           (556)           (854)
-----------------------------------------------------------------------------------

Net decrease in net interest income        $    50         $  (218)        $  (168)
-----------------------------------------------------------------------------------

Local competition has played a significant role in reducing the yield the Bank can effectively offer to credit customers. Management expects future product pricing to continue to reflect this environment. Quality loan growth remains the focus of the Bank's outside calling efforts and advertising programs. Deposit strategies, designed to place downward pressure on the Bank's average cost of funds, will be adjusted as needed to encourage asset growth, fund loan demand and maintain bank liquidity. For example, in the later half of the current quarter, adjustments were made to the Bank's TCD pricing in order to stabilize balances, and secure fixed term funds in anticipation of the Year 2000.

The Federal Reserve Board increased the fed funds rate to 5% on June 30, 1999. Management anticipates that the increase in rates will benefit the bank on a short-term basis as variable rate assets re-price to reflect the 25 basis point increase. However, offsetting the improved margin could be a reduction in loan demand if the rate hike proves to be enough to slow the local economy.

Cost of operations

Non-interest expense declined by approximately $83,000, from $5,173,000 to $5,090,000. In the first quarter of 1999, the Bank recovered a $100,000 reserve established for two potential operating losses that did not come to fruition. With the exception of salaries and benefits, certain administrative expenses declined slightly, centered around reductions in professional fees and other one-time costs related to the acquisition and integration of CBC.

The Bank's efficiency ratio, or non-interest expense as a percentage of total net interest income plus non-interest income, was 56.7% for the six months ended June 30, 1999 verses 56.5% for the same period in 1998. While this comparison is slightly skewed by the Bank's one time operational recovery described above, certain operating economies have been realized as a result of the CBC acquisition. To illustrate further, after eliminating the amortization of intangible assets directly related to the CBC merger and adding back the one time operational recovery, the Bank's current efficiency margin is reduced to approximately 54%. This is a favorable comparison when compared to the Bank's historical averages of 56% experienced prior to the acquisition of CBC.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity review

The Bank must maintain cashflows adequate to fund operations and meet commitments on a timely and cost effective basis.

The liquid assets of the Bank include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold. As of June 30, 1999, liquid assets made up 9% of total bank assets. In addition, the Bank has approximately $56 million in available-for-sale securities that can be sold if necessary. However, as the yield curve has escalated, the market value has declined: therefore, any sale would most likely result in a loss to the Bank. If the Bank were to fall under conditions of diminishing liquidity, the Bank has various lines of credit with the FHLB of Seattle that could be used in lieu of selling securities.

For the first six months of 1999, the ongoing operations of the Bank resulted in cash outflows (cash and federal funds) of close to $12 million. The change in the Bank's liquidity represents net loan growth of $9 million, and deposit declines of $3 million.

Capital management

As of June 30, 1999, shareholders' equity totaled $35,189,000, a decrease of $47,000 when compared to total shareholders' equity as of the end of the previous fiscal year. The decline in shareholders' equity reflects the Board of Directors first quarter decision to declare a $.12 per share cash dividend, which was paid May 21, 1999. The dividend totaled approximately $1.0 million.

Upon announcement on April 14, 1999, the Bank commenced with a stock repurchase plan. The repurchase plan is to be used to fund options granted and exercised over the next twelve months, and is limited to 5% of total outstanding shares. As of June 30, 1999, a total of 64,800 shares had been repurchased for $508,000.

The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At June 30, 1999, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 12.7% and 14.0%, respectively.

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

        Integrated testing: Testing and validation of the Bank's mission critical data processing systems (ITI) was completed in December of 1998. Testing of other various non mission critical systems is presently ongoing.

        Contingency planning: On June 30, 1999, the Board approved the Bank's contingency plan in the event that its business operations are unexpected interrupted by Year 2000 issues. Sections of the plan include the Bank's preparation for unprecedented customer withdrawals leading up the Year 2000, security of the Bank's employees, customers and funds, strategies to accommodate extended power loss, and failure of our data processing system due to circumstances beyond our control.

As of June 30, 1999, neither the Company's integrated testing of critical systems, nor the Bank's ongoing contingency planning, has revealed any circumstances that would cause management to believe that Year 2000 will have a material financial impact on the performance of the Bank. To date, the Bank has spent approximately $81,000 in direct and indirect costs on Year 2000 compliance issues. Management expects to spend an additional $23,000 in 1999 to complete its remediation efforts. The costs to complete the Bank's Year 2000 modification and testing processes are management's best estimates. Actual events are dependent on the continued availability of certain resources, bank liquidity, third party modification plans and other factors.

Balance Sheet Analysis

The table below provides abbreviated balance sheets, which illustrate the material changes in financial condition when comparing the end of the proceeding fiscal year to June 30, 1999:

                                                     June 30,      December 31,
                                                       1999            1998           $ Change          % Change
-----------------------------------------------------------------------------------------------------------------
(in thousands)
ASSETS

Loans                                                 $184,398        $175,188        $  9,210             5.26%
Investments                                             75,541          76,483            (942)           (1.23%)
Federal funds sold                                      13,700          26,100         (12,400)          (47.51%)
Other assets                                            34,244          33,446             798             2.39%
-----------------------------------------------------------------------------------------------------------------
     Total assets                                     $307,883        $311,217        $ (3,334)           (1.07%)
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY

Noninterest bearing deposits                          $ 73,564        $ 72,135        $  1,429             1.98%
Interest bearing deposits                              197,875         201,988          (4,113)           (2.04%)
-----------------------------------------------------------------------------------------------------------------
     Total deposits                                    271,439         274,123          (2,684)           (0.98%)
-----------------------------------------------------------------------------------------------------------------

Other liabilites                                         1,255           1,859            (604)          (32.49%)
-----------------------------------------------------------------------------------------------------------------
     Total liabilities                                 272,694         275,982          (3,288)           (1.19%)

     Total shareholders' equity                         35,189          35,235             (46)           (0.13%)
-----------------------------------------------------------------------------------------------------------------

     Total liabilites and shareholders' equity        $307,883        $311,217        $ (3,334)           (1.07%)
-----------------------------------------------------------------------------------------------------------------

Loans

The Bank offers a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and residents in the local area. Outstanding loans totaled $188.2 million at June 30, 1999, representing a $9.5 million increase when compared to loans of $178.7 million as of December 31, 1998.

Commitments, principally real estate construction notes and commercial lines of credit, totaled $27.6 million at June 30, 1999, a 30% increase when compared to commitments outstanding as of the end of the previous year.

Reflective of the Bank's lending criteria, as well as trends within the local economy, 68% of the Bank's loan portfolio is classified as real estate mortgage loans. Of the $128 million in real estate mortgage loans outstanding as of June 30, 1999, approximately $85 million were made to commercial customers where the collateral for the loans includes the real estate occupied by the customers' businesses. An additional $25 million represented loans secured by multi family (5 or more) residential property and the remaining $17 million was secured by family residential property. This is relatively unchanged from previous reporting periods.

The following table presents the composition of the Bank's loan portfolio at the date indicated:

                                                June 30, 1999                     December 31, 1998
                                         Amount             Percentage      Amount              Percentage
----------------------------------------------------------------------------------------------------------
(in thousands)
Commercial                              $  22,239              12.06%      $  16,418               9.37%
Real estate construction                   24,512              13.29%         23,552              13.44%
Real estate residential mortgage           42,152              22.86%        126,332              72.11%
Real estate commercial mortgage            85,492              46.36%             --               0.00%
Consumer and other                         13,836               7.50%         12,425               7.09%
----------------------------------------------------------------------------------------------------------
                                          188,231             102.08%        178,727             102.02%
Allowance for loan losses
     and unearned fees                     (3,833)             (2.08%)        (3,539)             (2.02%)
----------------------------------------------------------------------------------------------------------
Net loans                               $ 184,398             100.00%      $ 175,188             100.00%
----------------------------------------------------------------------------------------------------------

Loan Loss Reserve

The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to control credit losses by maintaining strong underwriting standards and closely monitoring the financial condition of the borrower. As of June 30, 1999, the Bank's allowance for loan losses was $3,544,000 or 1.88% of total loans, and is believed to be highly adequate to absorb potential credit losses that may arise in the normal course of business.

As of June 30, 1999, total non-performing assets as a percentage of total assets increased slightly to .23%, to total $696,000. The increase is attributable to the credit issues of two borrowers. Both notes are collateralized by real property. In order to resolve the delinquencies, both credits have been moved into foreclosure, with one such property now residing in OREO. Baring unforeseen events, full collection of both credits is anticipated.

Recoveries exceeded charge offs in the 1st and 2nd quarter of 1999, for net recoveries of $6,000. Due to the Bank's substantial loan loss reserve and the strength of the Bank's loan portfolio, the Bank has not recorded a loan loss provision in 1999.

The following table presents information with respect to non-performing assets:

                                                                                  December 31,
                                                                   June 30, 1999      1998
----------------------------------------------------------------------------------------------
(in thousands)
Loans on nonaccrual status                                            $   476       $   262
Loans past due greater than 90 days but not on nonaccrual status           19             4
Other real estate owned                                                   201            51
----------------------------------------------------------------------------------------------
                 Total nonperforming assets                           $   696       $   317
----------------------------------------------------------------------------------------------

Percentage of nonperforming assets to total assets                       0.23%         0.10%
----------------------------------------------------------------------------------------------

Investment Portfolio

Investment securities are purchased for managing liquidity and generating after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of June 30, 1999, the Bank's portfolio of investment securities totaled $73.7 million, virtually unchanged when compared to the balance of the portfolio at December 31, 1998 of $76.5 million.

VRB follows financial accounting principles that require the identification of investment securities as held-to-maturity ("HTM") or available-for-sale ("AFS"). Securities designated as HTM are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate.

As of June 30, 1999, the Bank's investment portfolio that is currently AFS totaled $55.6 million, or approximately 75% of the total portfolio. Due to recent improvements in average yields for similar securities now available in the bond market, the market value the AFS portfolio has dropped by approximately $1,052,000, net of tax. This represents a 1.9% percent decline in the aggregate market value of the Bank's available for sale investments. If long term rates continue to improve, the value of the Bank's investment holdings will most likely continue to decline. This could hinder the Bank's ability to quickly liquidate securities without incurring a loss on the sale. Because future rate fluctuations are subject to great uncertainty, management continues to monitor the market value of the portfolio in relation to current liquidity needs on a regular basis.

The following table provides the book value of the Bank's investment portfolio as divided between HTM and AFS as of June 30, 1999 and December 31, 1998:

                                                                                  December 31,
                                                                   June 30, 1999      1998
----------------------------------------------------------------------------------------------
(in thousands)
Investments available-for-sale

     U.S. Treasury and agencies                                       $55,481       $57,070
     States and political subdivisions                                     --            --
     Corporate and other investments                                      167           194
----------------------------------------------------------------------------------------------
                                                                      $55,648       $57,264
----------------------------------------------------------------------------------------------

Investments held-to-maturity
     U.S. Treasury and agencies                                       $    --       $    --
     States and political subdivisions                                 18,062        17,454
     Corporate and other investments                                       --            --
----------------------------------------------------------------------------------------------
                                                                      $18,062       $17,454
==============================================================================================
FHLB stock                                                            $ 1,831       $ 1,765
==============================================================================================

Deposits

Deposits are the Bank's major source of funds available for lending and other investment opportunities. Deposit inflows and outflows, are influenced by general interest rates and economic conditions. Substantially all of the Bank's depositors are residents of southern Oregon.

Total deposits declined $2.7 million, or 1%, when comparing June 30, 1999 to the end of 1998. Fluctuations in noninterest bearing deposits are common and despite the decline in balances outstanding on June 30, 1999, the Bank continues to experience conservative growth in all deposit categories except time certificates of deposit. Time certificates of deposit have declined $9 million over the last six months. The decline is linked to those accounts acquired from CBC, as funds mature and leave seeking higher returns. This trend has slowed in the later half of 1999, due to newly increased rates for certain CD time horizons.

The decline in time certificates of deposits has resulted in a lower average cost of funds. In illustration, when comparing 1998 to the first half of 1999, the Bank's average cost of funds declined from 2.82 % to 2.34%

The changes evident in the Bank's deposit mix is further illustrated below:

                                         PERCENT OF                 PERCENT OF
                              JUNE 30      TOTAL       DECEMBER 31    TOTAL
                               1999       DEPOSITS        1998       DEPOSITS
                              -------    ----------    -----------  -----------
(in thousands)
Demand                       $ 73,564        27.1%      $ 72,134       26.3
Interest bearing demand       115,216        42.4        110,900       40.5
Savings                        25,002         9.2         24,269        8.9
Time deposits                  57,657        21.2         66,819       24.4
                             --------       -----       --------      -----
                             $271,439       100.0%      $274,122      100.0
                             ========       =====       ========      =====

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

Interest rate risk

Interest rate risk is managed through the monitoring of the Bank's "gap" position, and the sensitivity of the bank's net interest margins and capital position to changing interest rate environments. The Bank's gap is the difference between re-pricing assets and re-pricing liabilities over specific time periods. By matching the re-pricing characteristics of the Bank's assets and liabilities, the Bank can minimize the potential adverse impact from changing interest rates.

Periodically, the Bank will "rate shock" the balance sheet by simulating a 100 and 200 basis point change in interest rates. Rate shock is an instantaneous adjustment in market rates on a balance sheet level to determine the effect such changes would have on the Company's income levels and capital position for the succeeding twelve months.

As of June 30, 1999, management's analysis indicated that the Bank's overall interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched re-pricing positions from that reported as of December 31, 1998.

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

Date: August 9, 1999                    /s/ William A. Haden/
                                        ----------------------------------------
                                          William A. Haden
                                          President
                                          Chief Executive Officer

Date: August 9, 1999                    /s/ Felice Belfiore/
                                        ----------------------------------------
                                            Felice Belfiore
                                            Senior Vice President
                                            Chief Financial Officer