Form 10-Q
period 1999-09-30
VRB BANCORP
filed 1999-11-15
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                [OBJECT OMITTED]

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

                             Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at October 31, 1999
          -----                                 -------------------------------
Common stock, no par value                                 8,389,605

                                   VRB BANCORP

                                    Form 10-Q
                               September 30, 1999

                                Table of contents

                                ---------------




                                                                                   Page
Part I        Financial information                                               Number
                                                                                  ------

     Item 1.  Financial statements

              Consolidated balance sheets

              September 30, 1999 and December 31, 1998                                1

              Consolidated statements of income and comprehensive income
              For the three months ended September 30, 1999 and 1998                2-3

              Consolidated statements of income and comprehensive income
              For the nine months ended September 30, 1999 and 1998                 4-5

              Consolidated statements of changes in shareholders' equity
              For the period December 31, 1997 through September 30, 1999             6

              Consolidated statements of cash flows

              For the nine months ended September 30, 1999 and 1998                   7

              Notes to consolidated financial statements                           8-10

     Item 2.  Management's discussion and analysis of financial

              condition and results of operations                                 11-20

     Item 3.  Quantitative and qualitative disclosures about market risk             21

Part II       Other information

     Item 1.  Legal proceedings                                                      22

     Item 2.  Changes in securities                                                  22

     Item 3.  Defaults upon senior securities                                        22

     Item 4.  Submission of matters to a vote of security holders                    22

     Item 5.  Other information                                                      22

     Item 6.  Exhibits and reports on Form 8-K

Signatures                                                                           23


Part I - FINANCIAL INFORMATION

Item 1 - Financial statements

                                   VRB BANCORP
                           CONSOLIDATED BALANCE SHEETS


For the period ended                                                    September 30, 1999     December 31, 1998
----------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)            (Audited)
ASSETS

    Cash and due from banks                                                $  17,424,854         $  14,513,570
    Federal funds sold                                                        18,600,000            26,100,000
----------------------------------------------------------------------------------------------------------------
                          Total cash and cash equivalents                     36,024,854            40,613,570

    Investments

          U.S. Treasury and agencies                                          55,299,590            57,070,000
          States and political subdivisions                                   18,008,757            17,454,188
          Corporate and other investments                                        152,245               193,631
    Federal Home Loan Bank stock                                               1,864,800             1,765,220
    Loans, net of allowance for loan losses and unearned income              184,550,208           175,188,200
    Premises and equipment, net                                                7,628,097             6,499,131
    Other real estate owned                                                      201,469                51,161
    Accrued interest and other assets                                         12,551,080            12,381,952
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $ 316,281,101         $ 311,217,053
================================================================================================================

LIABILITIES

    Deposits
          Demand deposits                                                  $  75,509,837         $  72,134,186
          Interest bearing demand deposits                                   123,324,989           110,900,199
          Savings deposits                                                    23,477,436            24,269,197
          Time deposits                                                       58,103,944            66,818,719
----------------------------------------------------------------------------------------------------------------
                          Total deposits                                     280,416,206           274,122,301

    Accrued interest and other liabilities                                     2,435,180             1,859,297
----------------------------------------------------------------------------------------------------------------
                          Total liabilities                                  282,851,386           275,981,598

SHAREHOLDERS' EQUITY

    Preferred stock, voting, $5 par value; 5,000,000 shares authorized and unissued

    Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued

    Common stock, no par value, 30,000,000 shares authorized
          with 8,396,638 and 8,694,286, issued and outstanding
          at September 30, 1999 and December 31, 1998, respectively           19,301,773            21,583,869

    Accumulated other comprehensive income, net of taxes                      (1,045,458)               60,629
    Retained earnings                                                         15,173,400            13,590,957
----------------------------------------------------------------------------------------------------------------
                          Total shareholders' equity                          33,429,715            35,235,455

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 316,281,101         $ 311,217,053
================================================================================================================

                                   VRB BANCORP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


For the three months ended September 30,                                          1999              1998
------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)        (Unaudited)

INTEREST INCOME

     Interest and fees on loans                                                $4,342,326        $4,568,055
     Interest on investment securities:
          U.S. Treasury and agencies                                              848,251           385,426
          States and political subdivisions                                       234,343           247,309
          Corporate and other investments                                          35,448            37,058
     Federal funds sold                                                           291,137           648,246
------------------------------------------------------------------------------------------------------------
                    Total interest income                                       5,751,505         5,886,094

INTEREST EXPENSE

     Interest bearing demand deposits                                             817,437           852,884
     Savings deposits                                                             123,696           134,239
     Time deposits                                                                678,677           954,005
     Borrowed Funds                                                                     -                 -
------------------------------------------------------------------------------------------------------------
                    Total interest expense                                      1,619,810         1,941,128
------------------------------------------------------------------------------------------------------------

                    Net interest income                                         4,131,695         3,944,966
------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES                                                               -                 -
------------------------------------------------------------------------------------------------------------

                    Net interest income after provision for loan losses         4,131,695         3,944,966

NONINTEREST INCOME

     Service charges on deposit accounts                                          327,892           330,352
     Other operating income                                                       183,681           204,680
     Securities transactions                                                            -                 -
------------------------------------------------------------------------------------------------------------

                    Total noninterest income                                      511,573           535,032

NONINTEREST EXPENSES

     Salaries and benefits                                                      1,605,512         1,522,544
     Net occupancy                                                                310,394           244,331
     Communications                                                               109,130           104,607
     Data processing                                                               83,131            67,780
     FDIC insurance premium                                                         7,373             8,067
     Supplies                                                                      66,645            66,789
     Professional fees                                                             63,903            66,413
     Other real estate expense                                                      3,714                 -
     Other expenses                                                               447,893           518,508
------------------------------------------------------------------------------------------------------------
                    Total noninterest expenses                                  2,697,695         2,599,039

                                   VRB BANCORP
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (cont.)


INCOME BEFORE INCOME TAXES                                                      1,945,573         1,880,959
PROVISION FOR INCOME TAXES                                                        738,000           701,000
------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $1,207,573        $1,179,959
============================================================================================================

OTHER COMPREHENSIVE INCOME
Unrealized loss on securities, net of taxes

     Unrealized holding gain (loss) arising during period                         (53,757)          190,632
     Reclassification adjustment for  loss included in net income                       -                 -
------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                           $1,153,816        $1,370,591
============================================================================================================

BASIC EARNINGS PER SHARE                                                       $     0.14        $     0.14
============================================================================================================
FULLY DILUTED EARNINGS PER SHARE                                               $     0.14        $     0.14
============================================================================================================

                                   VRB BANCORP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


For the nine months ended September 30,                                           1999               1998
-------------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)        (Unaudited)

INTEREST INCOME

     Interest and fees on loans                                                $12,868,231        $14,550,511
     Interest on investment securities:
         U.S. Treasury and agencies                                              2,494,418            976,313
         States and political subdivisions                                         696,139            707,986
         Corporate and other investments                                           106,628            129,667
     Federal funds sold                                                            715,463          1,633,387
-------------------------------------------------------------------------------------------------------------

                    Total interest income                                       16,880,879         17,997,864

INTEREST EXPENSE

     Interest bearing demand deposits                                            2,260,614          2,490,728
     Savings deposits                                                              365,940            399,841
     Time deposits                                                               2,135,765          3,042,360
     Borrowed funds                                                                      -              4,491
-------------------------------------------------------------------------------------------------------------
                    Total interest expense                                       4,762,319          5,937,420
-------------------------------------------------------------------------------------------------------------
                    Net interest income                                         12,118,560         12,060,444
-------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES                                                                -                  -
-------------------------------------------------------------------------------------------------------------

                    Net interest income after provision for loan losses         12,118,560         12,060,444

NONINTEREST INCOME

     Service charges on deposit accounts                                           958,448            967,672
     Other operating income                                                        541,389            599,654
-------------------------------------------------------------------------------------------------------------
                    Total noninterest income                                     1,499,837          1,567,326

NONINTEREST EXPENSES

     Salaries and benefits                                                       4,682,709          4,470,229
     Net occupancy                                                                 828,871            790,534
     Communications                                                                333,533            295,056
     Data processing                                                               254,345            235,261
     FDIC insurance premium                                                         22,956             39,863
     Supplies                                                                      191,676            233,396
     Professional fees                                                             152,364            196,682
     Other real estate expense                                                      13,114              2,863
     Other expenses                                                              1,304,413          1,507,939
-------------------------------------------------------------------------------------------------------------
                    Total noninterest expenses                                   7,783,981          7,771,823

                                   VRB BANCORP
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (cont.)

INCOME BEFORE INCOME TAXES                                                       5,834,416          5,855,947
PROVISION FOR INCOME TAXES                                                       2,198,250          2,186,000
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $ 3,636,166         $3,669,947
=============================================================================================================

OTHER COMPREHENSIVE INCOME
Unrealized loss on securities, net of taxes

      Unrealized holding gain (loss) arising during period                      (1,106,087)           126,735
      Reclassification adjustment for loss included in net income                        -                  -
-------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                           $ 2,530,079         $3,796,682
=============================================================================================================

BASIC EARNINGS PER SHARE                                                       $      0.42         $     0.42
=============================================================================================================

FULLY DILUTED EARNINGS PER SHARE                                               $      0.42         $     0.42
=============================================================================================================

                                   VRB BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                               ACCUMULATED
                                                                                                  OTHER            TOTAL
                                                    COMMON STOCK               RETAINED       COMPREHENSIVE     SHAREHOLDERS'
                                               SHARES          AMOUNT          EARNINGS          INCOME           EQUITY
---------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997 (audited)          8,340,744     $ 18,462,712     $ 13,349,301     $     48,542     $ 31,860,555

Stock options exercised
          (March - Sept 1998)                    19,410           50,128                -                -           50,128

Income tax benefit from stock
        options exercised                             -           60,500                -                -           60,500

 Cash dividend ($.20 per share,
        October 1, 1998)                              -                -       (1,672,031)               -       (1,672,031)

 4% stock dividend (October 1 1998)             334,132        3,010,529       (3,010,529)               -                -

 Payment for fractional shares
        related to stock dividend
        ($9.00 per share)                             -                -           (2,467)               -           (2,467)

Net income and comprehensive income                   -                -        4,926,683           12,087        4,938,770
---------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998 (audited)          8,694,286       21,583,869       13,590,957           60,629       35,235,455
===========================================================================================================================

Stock options exercised
        (January to March 1999)                  23,432          131,620                -                -          131,620

Cash dividend declared ($.12 per share,
        March 29, 1999)                               -                -       (1,046,126)               -       (1,046,126)

Stock repurchased                              (288,680)      (2,183,088)                                        (2,183,088)

Cash dividend declared ($.12 per share,                                        (1,007,597)                       (1,007,597)
        September 20, 1999)

Stock repurchased                               (32,400)        (230,628)                                          (230,628)

Net income and comprehensive income                   -                -        3,636,166       (1,106,087)       2,530,079
---------------------------------------------------------------------------------------------------------------------------

BALANCE, September 30, 1999
        (unaudited)                           8,396,638     $ 19,301,773     $ 15,173,400     $ (1,045,458)    $ 33,429,715
===========================================================================================================================

                                   VRB BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the nine months ended September 30,                                                        1999                 1998
---------------------------------------------------------------------------------------------------------------------------
                                                                                           (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income                                                                          $  3,636,166         $  3,669,947
      Adjustments to reconcile net income to net cash
                      provided by operating activities:

           Depreciation and amortization                                                       802,639              748,225
           FHLB of Seattle stock dividend                                                      (99,580)            (103,900)

      Changes in cash due to changes in assets and liabilities

           Accrued interest receivable and other assets                                        (93,398)             211,179
           Accrued interest payable and other liabilities                                     (400,481)          (1,160,981)
---------------------------------------------------------------------------------------------------------------------------

                      Net cash provided by operating activities                              3,845,346            3,364,470

CASH FLOWS FROM INVESTING ACTIVITIES

      Proceeds from the maturity of available-for-sale securities                           10,541,579           24,476,203
      Proceeds from the maturity of held-to-maturity securities                                575,000            1,285,000
      Purchases of available-for-sale securities                                           (10,500,000)         (33,992,656)
      Purchases of held-to-maturity securities                                              (1,125,587)          (1,845,561)
      Net (increase) decrease in loans                                                      (9,423,417)          25,596,260
      Purchases of premises and equipment                                                   (1,467,319)            (330,236)
      Proceeds from the sale of credit card portfolio obtained through acquisition                   -              939,583
      Net cash used to purchase Colonial Banking Company                                             -           (1,644,499)
---------------------------------------------------------------------------------------------------------------------------

                      Net cash provided by / (used in) investing activities                (11,399,744)          14,484,094

CASH FLOWS FROM FINANCING ACTIVITIES

      Increase (decrease) in deposits                                                        6,293,905           (9,964,900)
      Proceeds from the exercise of common stock options                                       131,619               50,128
      Net cash used to repurchase common stock                                              (2,413,716)                   -
      Cash dividend                                                                         (1,046,126)                   -
      Repayments of FHLB of Seattle advances                                                         -             (249,041)
---------------------------------------------------------------------------------------------------------------------------

                      Net cash provided by / (used in) financing activities                  2,965,682          (10,163,813)
---------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (4,588,716)           7,684,751

CASH AND CASH EQUIVALENTS, beginning of period                                              40,613,570           43,644,289
---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                                  $ 36,024,854         $ 51,329,040
===========================================================================================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                              $  4,843,138         $  5,699,164
      Cash paid for taxes                                                                 $  2,206,100         $  2,130,000

SCHEDULE OF NONCASH ACTIVITIES

      Changes in unrealized gain (loss) on available-for-sale
           securities, net of tax                                                         $ (1,106,087)        $    126,735

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1998 Annual Report to shareholders. The operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 1999, or any other future interim period.

NOTE 3 - Earnings per common and common equivalent shares

In 1997, the FASB issued SFAS No. 128, "Earnings per share" which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaced standards for computing and presenting earnings per share and requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued as a result of the exercise of options under the Company's stock option plans.

The following table illustrates the computations of basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998 (dollars in thousands except per share amounts):

                                                          Income         Shares         Per Share
                                                       (Numerator)    (Denominator)       Amount
                                                       -----------    -------------    -----------

For the three months ended September 30, 1999

Basic earnings per share -
  Income available to common shareholders              $     1,208           8,581     $      0.14

Effect of dilutive securities
  Outstanding common stock options                               -              46
                                                       -----------     -----------

Income available to common shareholders
  plus assumed conversions                             $     1,208           8,627     $      0.14
                                                       -----------     -----------     -----------

For the three months ended September 30, 1998

Basic earnings per share -

  Income available to common shareholders              $     1,180           8,688     $      0.14
Effect of dilutive securities
  Outstanding common stock options                               -              49
                                                       -----------     -----------

Income available to common shareholders
  plus assumed conversions                             $     1,180           8,737     $      0.14
                                                       -----------     -----------     -----------

For the nine months ended September 30, 1999

Basic earnings per share -

  Income available to common shareholders              $     3,636           8,652     $      0.42
Effect of dilutive securities
  Outstanding common stock options                               -              45
                                                       -----------     -----------

Income available to common shareholders
  plus assumed conversions                             $     3,636           8,697     $      0.42
                                                       -----------     -----------     -----------

For the nine months ended September 30, 1998

Basic earnings per share -
  Income available to common shareholders              $     3,670           8,681     $      0.42
Effect of dilutive securities
  Outstanding common stock options                               -              65
                                                       -----------     -----------

Income available to common shareholders
  plus assumed conversions                             $     3,670           8,746     $      0.42
                                                       -----------     -----------     -----------


NOTE 4 - Recently issued accounting standards

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This Statement requires that the Company recognize the unrealized gain or loss on available-for-sale securities as a component of comprehensive income. This Statement is effective for interim periods leading up to and through the year ended December 31, 1998.

NOTE 5 - Acquisition of Colonial Banking Company

The Company completed its acquisition of Colonial Banking Company (herein referred to as "CBC") effective January 5, 1998. The Company paid former shareholders of CBC $15.7 million in cash for the common and preferred stock of CBC. This acquisition was treated as a purchase for accounting purposes. Accordingly, under generally accepted accounting principles, the assets and liabilities of CBC have been recorded at their respective fair market values at the time of acquisition. Goodwill, the excess of the purchase price over the net fair value of the assets and liabilities acquired, was recorded at $9.5 million. Amortization of goodwill over a 15 year period will result in a charge to earnings of approximately $635,000 per year.

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

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER, 1999 AND 1998

Earnings totaled $1,208,000 for the third quarter of 1999, or $.14 per share. This is a 2% increase when compared to earnings for the same quarter in 1998, which totaled $1,180,000, or $.14 per share.

Material changes

Rate environment: The Federal Reserve Board increased the federal funds rate by 50 basis points (one half of one percent) in the third quarter of 1999. The impact of this rate increase has been minor to date and management does not expect to materially benefit from the rate increase in the fourth quarter. Federal funds sold and variable rate loans have, and will continue to reprice at higher rates. However, strong competitive conditions and lower loan demand may offset any gains(1).

Interest margin (defined as interest income less interest expense divided by average earning assets): Quarter over quarter, the Bank's interest margin improved to 6.00% in 1999, up from 5.86% in the third quarter of 1998. 1998


--------
(1) This paragraph includes forward looking statements included a $40,000 adjustment to interest income, which came as a result of management's decision to move a $1.2 million dollar loan to non-accrual status. This loan is now performing in accordance with its terms. After excluding the adjustment in 1998, interest margins remained up 9 basis points in 1999 as a result of higher asset volumes and low deposit costs. (See expanded interest margin commentary under the heading "For the nine months ended September 30, 1999", seen below).

Non interest expenses: Non interest expense increased by $98,000 when comparing 1999 to 1998. Salaries and benefits increased by $82,000 as a result of new positions in loan administration and mortgage lending. In addition, costs related to the maintenance of branch buildings rose by $66,000. Rising expenses were partially offset by reductions in other categories.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Earnings totaled $3,636,000, or $.42 per share, a 1% decline when compared to the same period in 1998, when earnings totaled $3,670,000, or $.42 per share.

Material changes

Rate environment: Despite the rising rate environment over the last three months, competition and past fed policy have combined to reduce the yield on interest earning assets by 54 basis points when comparing the first nine months of 1999 to 1998.

Loan volumes: VRB continues to replenish its loan portfolio after the net loss of approximately $30 million in loans in 1998. Loan volume has improved in 1999 with loan originations exceeding payoffs by approximately $9 million, for a 5% net growth year to date.

Despite recent growth, loans have averaged 66% of total earning assets in 1999, compared to 71% in 1998. Lower loan volumes have hindered earnings growth. Had the bank retained previous loan volumes, interest income would have been approximately $100,000 higher when reporting for the last twelve months.

Deposit mix: Compared to the nine months ended September 30, 1998, average TCD's have declined by approximately $14 million, offset by rising balances in average demand and money market deposits, for net average deposit growth of $2.2 million. The changing mix in deposits, compounded by low interest rates, reduced the bank's cost of funds by 60 basis points when comparing the nine months ended September 30, 1999 and 1998, respectively.

Interest margin

The above discussion is supported in the following analysis of the Bank's interest margin (on a tax equivalent basis) for the nine months ended September 30, 1999 and 1998:


Nine months ended September 30,                                         1999                                  1998
(in thousands)                                         Avg Balance      Interest       Rate   Avg Balance     Interest       Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                      $  19,544            715       4.88%   $  39,936        1,633        5.45%
Held to maturity securities (1)                            18,002          1,118       8.28       18,439        1,073        7.76
Available for sale securities                              57,661          2,601       6.01       22,799        1,106        6.47
Commercial loans (2)                                      147,811         10,271       9.26      158,636       11,599        9.75
Consumer loans (2)                                         36,068          2,597       9.60       38,155        2,952       10.32
  Total earning assets                                    279,086         17,302       8.27      277,965       18,363        8.81

Non earning assets                                         35,279                                 32,793
Less: loan loss reserve                                    (3,850)                                (4,092)
----------------------------------------------------------------------------------------------------------------------------------
  Total average assets                                  $ 310,515                              $ 306,666
----------------------------------------------------------------------------------------------------------------------------------

Interest bearing liabilities

Interest bearing checking                                  32,830            240       0.97       33,399          367        1.47
Money market                                               82,769          2,021       3.26       74,618        2,124        3.80
Savings                                                    24,945            366       1.96       24,334          400        2.19
Time                                                       59,638          2,135       4.77       75,535        3,046        5.38
  Total interest bearing deposits                         200,182          4,762       3.17      207,886        5,937        3.81
Noninterest bearing deposits                               72,658                                 62,749
  Total interest bearing deposits                         272,840                                270,635
Other liabilities                                           2,510                                  2,479
  Total liabilities                                       275,350                                273,114
Shareholders' equity                                       35,165                                 33,552
----------------------------------------------------------------------------------------------------------------------------------
  Total average liabilities and shareholders' equity    $ 310,515                              $ 306,666
----------------------------------------------------------------------------------------------------------------------------------

Net interest income                                                       12,540                               12,426
Interest income as a percentage
  of average earning assets                                                            8.27%                                 8.81%
Interest expense as a percentage
  of average earning assets                                                            2.28                                  2.85
----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                    5.99%                                 5.96%
----------------------------------------------------------------------------------------------------------------------------------


In total, net interest income increased by approximately $114,000, or 1% when comparing the two periods. Overall, the Bank's deposit costs have declined sufficient to recover lost interest due to lower asset yields and loan volumes. This is further illustrated on the following page:

                                                      September 99 over September 98
                                           Increase (decrease) in interest due to changes in
Interest earning assets                         Volume             Rate              Net
--------------------------------------------------------------------------------------------
Federal funds sold                           $     (746)       $     (172)       $     (918)
Held to maturity securities                         (27)               72                45
Available for sale securities                     1,573               (78)            1,495
Commercial loans                                   (752)             (576)           (1,328)
Consumer loans                                     (150)             (205)             (355)
--------------------------------------------------------------------------------------------
Total                                              (104)             (957)           (1,061)
--------------------------------------------------------------------------------------------

Interest bearing liabilities
--------------------------------------------------------------------------------------------
Interest bearing checking                            (4)             (123)             (127)
Money market                                        199              (302)             (103)
Savings                                               9               (43)              (34)
Time deposits                                      (569)             (342)             (911)
--------------------------------------------------------------------------------------------
Total                                              (365)             (810)           (1,175)
--------------------------------------------------------------------------------------------

Net decrease in net interest income          $      260        $     (146)       $      114
--------------------------------------------------------------------------------------------


Competition continues to drive local loan rates and market conditions point to a loosening in the credit terms offered by most banks. Management expects its own loan pricing to reflect this environment. Quality loan growth remains the focus of the Bank's outside calling efforts and advertising programs. Deposit strategies, designed to place downward pressure on the Bank's average cost of funds, will be adjusted as needed to encourage asset growth, fund loan demand and maintain bank liquidity(2).

Cost of operations

Non-interest expense increased by approximately $12,000, from $7,772,000 to $7,784,000. In the first quarter of 1999, the Bank recovered a $100,000 reserve established for two potential operating losses that did not come to fruition. With the exception of salaries and benefits, other administrative expenses declined slightly, centered around reductions in advertising and other one-time costs related to the acquisition and integration of CBC.

The Bank's efficiency ratio, or non-interest expense as a percentage of total net interest income plus non-interest income, was 57.2% for the nine months ended September 30, 1999 verses 57.0% for the same period in 1998. While this comparison is slightly skewed by the Bank's one time operational recovery described above, certain operating economies have been realized as a result of the CBC acquisition. To illustrate further, after eliminating the amortization of intangible assets directly related to the CBC merger and adding back the one time operational recovery, the Bank's current efficiency margin is reduced to approximately 54%. This is an improvement when compared to the Bank's historical averages of 56% experienced prior to the acquisition of CBC.


----------
(2) This paragraph includes forward-looking statements.

MATERIAL CHANGES IN FINANCIAL CONDITION

Liquidity review

The Bank must maintain cashflows adequate to fund operations and meet commitments on a timely and cost effective basis.

The liquid assets of the Bank include cash and cash due from other banks, interest-bearing deposits held at the Federal Home Loan Bank of Seattle, and federal funds sold. As of September 30, 1999, liquid assets made up 8.2% of total bank assets. In addition, the Bank has approximately $55 million in available-for-sale securities that can be sold if necessary. However, as interest rates have risen over the last several months, the relative market value the Bank's portfolio has declined: therefore, any sale would most likely result in a loss to the Bank. If the Bank were to experience a period of low liquidity, the Bank has various lines of credit with the FHLB of Seattle that could be used in lieu of selling securities.

For the first nine months of 1999, the ongoing operations of the Bank resulted in cash outflows (cash and federal funds) of $4.5 million. Net loan growth of $9 million and the repurchase of company stock valued at $2.4 million have reduced the Bank's liquidity. Cash outflows have been partially offset by inflows from $6 million in deposit growth.

Capital management

As of September 30, 1999, shareholders' equity totaled $33,430,000, a decrease of $1.8 million when compared to total shareholders' equity as of the end of the 1998. The decline in shareholders' equity reflects semi-annual cash dividends of $.12 per share, declared in March and September of this year. September's dividend will be paid on October 15, 1999.

On April 14, 1999, the Board of Directors approved a stock repurchase plan. The repurchase plan is to be used to fund options granted over the next twelve months, and is limited to 5% of total outstanding shares. As of September 30, 1999, a total of 321,080 shares had been repurchased for $2.4 million, or approximately $7.50 per share.

The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At September 30, 1999, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 11.80% and 13.05 %, respectively.

Contingencies

Various disclosures and announcements, including the disclosures in this report, concerning the Bank's products and year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act. This Act provides added protection from liability for certain public and private statements concerning an entity's year 2000 readiness and the year 2000 readiness for its products and services. It also potentially provides added protection from liability for certain types of year 2000 disclosures made after January 1, 1996 and before the date of enactment of the Act.

Year 2000 - Management continues to monitor the potential impact that Year 2000 may have on the Bank's data processing and proprietary systems. In addition, the Bank's vulnerability to the principal borrowers of the Bank and their potential failure to address their own Year 2000 issues, has also been assessed. As described in the Company's annual report on form 10-K for the year ended December 31, 1998, VRB remains on schedule in relation to its action plan which was designed to meet established timelines and key milestones outlined in interagency statements issued by the Federal Financial Institutions Examination Council. Below is a brief analysis of the various phases of the Bank's Year 2000 action plan, and the progress made to date:

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

        Contingency planning: On June 30, 1999, the Board approved the Bank's contingency plan in the event that its business operations are unexpectedly interrupted by Year 2000 issues. Sections of the plan include the Bank's preparation for unprecedented customer deposits or withdrawals leading up the Year 2000, security of the Bank's employees, customers and funds, strategies to accommodate extended power loss, and failure of our data processing system due to circumstances beyond our control. The FDIC reviewed the Bank's contingency plan in August of 99.

As of September 30, 1999, neither the Company's integrated testing of critical systems, nor the Bank's ongoing contingency planning, has revealed any circumstances that would cause management to believe that Year 2000 will have a material financial impact on the performance of the Bank. To date, the Bank has spent approximately $106,000 in direct and indirect costs on Year 2000 compliance issues. Management expects to spend an additional $5,000 in 1999 to complete its Year 2000 preparations. Total costs for such preparations are management's best estimates. Actual costs are dependent on the continued availability of public utilities, funding resources, bank liquidity, third party modification plans and other factors(3).


----------
(3) This paragraph includes forward looking statements

Balance sheet analysis

The table below provides abbreviated balance sheets, which illustrate the material changes in financial condition when comparing December 31, 1998 to September 30, 1999:


                                                     September 30,     December 31,
                                                         1999              1998            $ Change             % Change
------------------------------------------------------------------------------------------------------------------------
(in thousands)

ASSETS
Loans                                                  $184,550          $175,188          $  9,362               5.34%
Investments                                              75,325            76,483            (1,158)             (1.51%)
Federal funds sold                                       18,600            26,100            (7,500)            (28.74%)
Other assets                                             37,806            33,446             4,360              13.04%
------------------------------------------------------------------------------------------------------------------------
    Total assets                                       $316,281          $311,217          $  5,064               1.63%
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Noninterest bearing deposits                           $ 75,510          $ 72,135          $  3,375               4.68%
Interest bearing deposits                               204,906           201,988             2,918               1.44%
------------------------------------------------------------------------------------------------------------------------

    Total deposits                                      280,416           274,123             6,293               2.30%
------------------------------------------------------------------------------------------------------------------------

Other liabilites                                          2,435             1,859               576              30.98%
------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                   282,851           275,982             6,869               2.49%

    Total shareholders' equity                           33,430            35,235            (1,805)             (5.12%)
------------------------------------------------------------------------------------------------------------------------

    Total liabilites and shareholders' equity          $316,281          $311,217          $  5,064               1.63%
------------------------------------------------------------------------------------------------------------------------


Loans

The Bank offers a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and residents in the local area. Outstanding loans totaled $184.6 million at September 30, 1999, representing a $9.4 million increase when compared to loans of $175.2 million as of December 31, 1998. As a result of the Bank's intensive calling efforts on the region's business communities, commercial and commercial real estate loans have accounted for most of the growth.

Commitments, principally real estate construction notes and commercial lines of credit, totaled $30.1 million at September 30, 1999, a 37% increase when compared to commitments outstanding as of the end of the previous year.

Reflective of the Bank's lending criteria, as well as trends within the local economy, 68% of the Bank's loan portfolio is classified as real estate mortgage loans. Of the $127 million in real estate mortgage loans outstanding as of September 30, 1999, approximately $85 million were made to commercial customers, secured by commercial real estate. An additional $22 million represented loans secured by multi family residential property (5 or more), and the remaining $20 million was secured by family residential property. This is relatively unchanged from previous reporting periods.

The following table presents the composition of the Bank's loan portfolio at the date indicated:


                                                 September 30, 1999                     December 31, 1998
                                            Amount              Percentage         Amount              Percentage
-----------------------------------------------------------------------------------------------------------------
(in thousands)
Commercial                                $  21,027                11.39%        $  16,418                 9.37%
Real estate construction                     25,983                14.08%           23,552                13.44%
Real estate residential mortgage             42,061                22.79%           46,685                26.65%
Real estate commercial mortgage              85,299                46.22%           79,990                45.66%
Consumer and other                           13,980                 7.58%           12,425                 7.09%
----------------------------------------------------------------------------------------------------------------
                                            188,350               102.06%          179,070               102.22%
Allowance for loan losses
    and unearned fees                        (3,800)               (2.06%)          (3,882)               (2.22%)
----------------------------------------------------------------------------------------------------------------
Net loans                                 $ 184,550               100.00%        $ 175,188               100.00%
----------------------------------------------------------------------------------------------------------------


Loan loss reserve

The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to control credit losses by maintaining strong underwriting standards and closely monitoring the financial condition of the borrower. As of September 30, 1999, the Bank's allowance for loan losses was $3.5 million or 1.88% of total loans, and is believed to be adequate to absorb potential credit losses that may arise in the normal course of business.(4)

To date, recoveries exceeded charge offs in 1999, for net recoveries of $7,000. Due to the Bank's substantial loan loss reserve and the strength of the Bank's loan portfolio, the Bank has not recorded a loan loss provision in 1999.

As of September 30, 1999, total non-performing loans as a percentage of total loans remained very low at .25%, to total $473,000. Management believes the underlying value of the collateral is adequate to recover amounts owed 4.


----------
(4) This paragraph includes forward-looking statements.

The following table presents information with respect to non-performing assets:


                                                                     September 30, 1999       December 31, 1998
---------------------------------------------------------------------------------------------------------------
(in thousands)

Loans on nonaccrual status                                                   $      473              $      262
Loans past due greater than 90 days but not on nonaccrual status                      -                       4
Other real estate owned                                                             201                      51
---------------------------------------------------------------------------------------------------------------

                    Total nonperforming assets                               $      674              $      317
---------------------------------------------------------------------------------------------------------------

Percentage of nonperforming loans to total loans                                   0.25%                   0.14%
Percentage of nonperforming assets to total assets                                 0.21%                   0.10%
---------------------------------------------------------------------------------------------------------------


Investment portfolio

Investment securities are purchased for managing liquidity and generating after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of September 30, the Bank's portfolio of investment securities totaled $73.5 million, virtually unchanged when compared to the balance of the portfolio at December 31, 1998 of $76.5 million.

VRB follows financial accounting principles that require the identification of investment securities as held-to-maturity ("HTM") or available-for-sale ("AFS"). Securities designated as HTM are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate.

As of September 30, 1999, the Bank's investment portfolio that is currently AFS totaled $55.4 million, or approximately 75% of the total portfolio. Due to recent declines in average prices for similar securities for sale in the bond market, the market value the AFS portfolio has dropped by approximately $1,106,000, net of tax. This loss in value represents 1.9% percent of the original cost of the securities. If prices continue to decline, the value of the Bank's investment holdings will most likely continue to decline. This could hinder the Bank's ability to quickly liquidate securities without incurring a loss on the sale. Because future rate fluctuations are subject to uncertainty, management continues to monitor the market value of the portfolio in relation to current liquidity needs on a regular basis.

The following table provides the book value of the Bank's investment portfolio as divided between HTM and AFS as of September 30, 1999 and December 31, 1998:

                                            September 30, 1999     December 31, 1998
------------------------------------------------------------------------------------
(in thousands)
Investments available-for-sale

    U.S. Treasury and agencies                      $   55,300            $   57,070
    States and political subdivisions                        -                     -
    Corporate and other investments                        152                   194
------------------------------------------------------------------------------------
                                                    $   55,452            $   57,264
------------------------------------------------------------------------------------

Investments held-to-maturity

    U.S. Treasury and agencies                      $        -            $        -
    States and political subdivisions                   18,009                17,454
    Corporate and other investments                          -                     -
------------------------------------------------------------------------------------
                                                    $   18,009            $   17,454
====================================================================================

FHLB stock                                          $    1,864            $    1,765
====================================================================================


Deposits

Deposits are the Bank's major source of funds available for lending and other investment opportunities. Deposit inflows and outflows are influenced by general interest rates and economic conditions. Substantially all of the Bank's depositors are residents of southern Oregon.

Total deposits increased $6.3 million when comparing September 30, 1999 to the end of 1998. The Bank has experienced growth in all deposit categories with the exception of time certificates of deposit. Time certificates of deposit have declined $9 million over the last nine months. The decline is linked to those accounts acquired from CBC, as funds mature and leave seeking higher returns. Internal deposit strategies have recently changed and CD balances have stabilized in the third quarter.

The changes evident in the Bank's deposit mix is further illustrated below:


                                                       PERCENT OF                              PERCENT OF
                                SEPTEMBER 30              TOTAL          DECEMBER 31              TOTAL
                                    1999                DEPOSITS             1998               DEPOSITS
---------------------------------------------------------------------------------------------------------
(in thousands)

Demand                           $   75,510               26.9%           $   72,134               26.3%
Interest bearing demand             123,325               44.0               110,900               40.5
Savings                              23,477                8.4                24,269                8.9
Time deposits                        58,104               20.7                66,819               24.4
--------------------------------------------------------------------------------------------------------
                                 $  280,416              100.0%           $  274,122              100.0%
========================================================================================================

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

Interest rate risk

Interest rate risk is managed through the monitoring of the Bank's "gap" position, and the sensitivity of the bank's net interest margins and capital position to changing interest rate environments. The Bank's gap is the difference between re-pricing assets and re-pricing liabilities over specific time periods. By matching the re-pricing characteristics of the Bank's assets and liabilities, the Bank can minimize the potential negative effect that may arise from rapidly changing interest rates.

Periodically, the Bank will "rate shock" the balance sheet by simulating a 100 and 200 basis point change in interest rates. Rate shock is an instantaneous adjustment in market rates on a balance sheet level to determine the effect such changes would have on the Company's income levels and capital position for the succeeding twelve months.

As of September 30, 1999, management's analysis indicated that the Bank's overall interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched re-pricing positions from that reported as of December 31, 1998.

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

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM 4.  Submission of Matters to a Vote of Security Holders:   None

ITEM 5. Other Information: On June 30, 1999, Tom Anderson, Executive Vice President and Chief Operating Officer resigned to pursue other non-banking interests. His position is not being replaced at this time, and his responsibilities are now shared among the various members of senior management team. Anderson remains an active Board member for both Valley of the Rogue Bank and VRB Bancorp.

ITEM 6a.  Exhibits

The following exhibit is being filed with or incorporated by reference into this report in Form 10-Q and this list shall constitute the exhibit index:

27.0     Financial Data Schedule

ITEM 6b.  Reports on form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 10, 1999            /s/ William A. Haden
                                      -----------------------------------------
                                      William A. Haden
                                      President
                                      Chief Executive Officer



Date:    November 10, 1999            /s/ Felice Belfiore
                                      ------------------------------------------
                                      Felice Belfiore
                                      Senior Vice President
                                      Chief Financial Officer