Form 10-K405
period 1999-12-31
VRB BANCORP
filed 2000-03-29
CIK 944541

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

                                  Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filing pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $42,527,000 at March 16, 2000.

As of March 16, 2000, there were 8,297,979 shares of the Registrant's Common Stock outstanding.

                      Documents Incorporated by Reference:

Portions of the Registrant's 1999 Annual Report to Shareholders is incorporated by reference in Part II hereof. Portions of the Registrant's proxy statement dated March 27, 2000 for the 2000 annual meeting of shareholders is incorporated by reference in Part III hereof.

INDEX


                                                                                              PAGE
                                                                                              ----
PART I
Item 1.        Description of business
                 Introduction                                                                   3
                 Business                                                                       3
                 Market area                                                                    4
                 Competition                                                                    4
                 Employees                                                                      5
                 Risk Factors                                                                   5
                 Supervision and regulation                                                     6

Item 2.        Properties                                                                       9
Item 3.        Legal proceedings                                                               11
Item 4.        Submission of matters to vote on security issues                                11


PART II
Item 5.        Market for registrant's common equity and related shareholder matters           12
Item 6.        Selected financial data                                                         12
Item 7.        Management's discussion and analysis of financial condition and results
                 of operation                                                                  12
Item 8.        Financial statements and supplementary data                                     12
Item 9.        Changes in and disagreements with accountants on accounting
                 and financial disclosure                                                      12

PART III
Item 10.       Directors and executive officers of the registrant                              13
Item 11.       Executive compensation                                                          13
Item 12.       Security ownership of certain beneficial owners and management                  13
Item 13.       Certain relationships and related transactions                                  13


PART IV
Item 14.       Exhibits, financial statement schedules and reports on Form 8-K                 14

SIGNATURES                                                                                     15
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES                                       16
EXHIBIT INDEX                                                                                  17

Disclosure Regarding Forward-Looking Statements

        The following discussion includes forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of the Company's management and on assumptions made by and information currently available to management. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives of management for future operations of the Company are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to identify forward-looking statements. The Company can give no assurance that such expectations will prove to be correct. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include the Company's ability to maintain or expand its market share or net interest margins, or to implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and, general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements. These and other risk factors may be discussed more fully in the Company's annual and quarterly reports filed with the Securities and Exchange Commission.


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

BUSINESS

VRB is the largest community bank in Southern Oregon, currently operating fourteen full service branches. The Bank has prospered by emphasizing relationship banking and excellent customer service to consumers and small to medium sized businesses across southern Oregon.

Earnings growth and consistent returns on shareholders' equity are fundamental to the bank's business strategies. Over the last five years, earnings have grown by 68% and the return to shareholders has consistently exceeded 14%. Other traditional indicators of financial strength such as the underlying quality of the loan portfolio and the Bank's capital position remain very strong, and are core to the bank's increasing prosperity.

VRB's business strategy is to appropriately blend customer relationship management with the benefits of technology. VRB emphasizes a personalized approach to banking, and targets those customers that utilize traditional products and services as an essential part of their day to day activities. VRB operates in an area that has a strong sense of community, and is a vested participant in improving the economic strength of the area it serves. The technological sophistication of the region is growing, and use of VRB's atm network, debit cards and 24 hour telephone banking is now routine for most customers. VRB has renewed its commitment to technology as expectations for PC banking and other technological conveniences are now visible. VRB believes future investment in technology is vital and intends to move VRB to an increasingly paperless system which has shown to be less costly to the bank than traditional banking practices.

VRB continues to seek branch expansion where financially beneficial, and its branch network remains the primary place of business, as well as a portal to other community activities. For those areas that geographic dominance becomes less of a competitive advantage, the bank will consider closure of those branches that are in close proximity to each other.

VRB is evolving into a small business bank, and is therefore very visible in commercial and construction lending circles. Such loans are typically characterized by innovative or flexible terms, and collateralized by commercial, residential owner-occupied or rental properties. Other lending products available to local business and commercial customers include equipment and inventory financing, revolving lines of credit, and other small business loans. VRB's business strategies have also targeted the professional services market, providing easy access to credit with products such as revolving executive lines of credit. In 1999, commercial, commercial real estate and construction lending increased by $27 million, an increase of 25% over prior year balances.

Because a significant portion of the bank's business lending activity is supported by consumer deposits, VRB also provides consumer loans for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit, vehicle loans and student loans.

For all loans, VRB maintains sound loan underwriting standards with written loan policies, conservative individual and branch lending limits, and supervisory oversight by Board designated loan committees.

VRB offers a broad array of core deposit products and services, including non-interest bearing and interest bearing checking accounts, savings accounts, money market accounts and certificates of deposit. The Bank promotes deposit growth by emphasizing relationship banking, and deposit products are often packaged with commercial lending activities. This strategy was reasonably successful in 1999. Average non-interest dda and money market accounts, staple deposit products for small and medium commercial business, grew 13.7% and 12.0%, respectively.

Similar to many banks, loan demand has outpaced deposit growth, and future deposit growth on the part of VRB may require more aggressive pricing strategies. In addition, the bank will most likely utilize alternative funding sources, such as Federal Home Loan Bank advances, to supplement deposit growth (if needed).

MARKET AREA

The Company primarily conducts its business in Jackson and Josephine Counties (the Rogue Valley) in southern Oregon. The two counties have experienced an estimated 17.5% increase in population from 1990 to 1998. The area continues to experience an influx of out of state retirees who are attracted to the beauty of the area, and more importantly, the low cost of living relative to neighboring states. This is reflective in the area's demographics, for which an estimated 22% of the population base is 60 years or older.

The Rogue Valley continues to become increasingly urbanized and infrastructure growth has been robust, including both residential and commercial development. The region's dependence on wood products has declined significantly, with timber manufacturing jobs now accounting for less than half of all manufacturing jobs in the Rogue Valley. Despite historical job losses in wood products, the region has seen relatively steady job growth over the last decade. Since 1990, the region has added almost 19,000 jobs, and service industry sectors such as retail trade, higher education and medical services have experienced strong growth. Non-farm payroll jobs are predicted to grow 23% from 1996 through 2006, outpacing the 21% expected average for the state of Oregon.

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

In 1999, competition for deposits intensified. Despite aggressive pricing strategies, heady stock market returns, and strong consumer spending are influencing deposit levels on an industry wide basis. Investment brokerage accounts are increasingly popular and offer an array of investment products as well as flexible cash management services. For example, mutual funds now make up 22% of the average household's liquid assets, verses just 6% in the early 90's.

VRB currently holds approximately 15% of the total market measured as a percentage of total deposits then held by financial institutions operating in Jackson and Josephine County. Management believes that its emphasis in customer relationship management and local decision-making will continue to provide VRB with a hometown advantage. However, management expects competition to continue, and that future pricing strategies will most likely be more aggressive than seen in the past.

EMPLOYEES

As of December 31, 1999, the Bank employed a total of 177 full time equivalent employees. A number of benefit plans are available to eligible employees, including paid sick leave and vacation, group medical plans, a 401(k) plan, and a discretionary stock option plan. None of the employees are subject to a collective bargaining agreement and the Bank considers its relationships with its employees to be favorable.

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

DEPENDENCE ON KEY PERSONNEL

VRB's success is dependent on the services of William A. Haden, President and Chief Executive Officer, and Brad Copeland, Executive Vice President and Credit Administration. The loss of services of either of these executives, or of certain other key officers, could adversely affect the Company. No assurance can be given that replacement officers of comparable abilities could be found. The Company does not maintain key person life insurance on these individuals.


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

Valley of the Rogue Bank is also subject to certain lending limits and restrictions on overdrafts to such individuals. A violation of these restrictions may result in severe financial consequences for the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank.

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

Generally, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The premium range is from $.00, for the highest-rated institutions (subject to a statutory minimum assessment of $2,000) to $.27 per $100 of domestic deposits. Valley of the Rogue Bank qualifies for the highest rating and therefore, has a current FDIC premium rate of $.00 per $100 of domestic deposits.

On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act, subjects BIF insured deposits to a Financing Corporation ("FICO") premium assessment. The FICO assessment is not tied to the FDIC risk classification and is re-determined quarterly. VRB's most recent premium assessment was $.0053 per $100 of domestic deposits.

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


CAPITAL ADEQUACY

The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities, and maybe subject to certain mandatory supervisory corrective actions.

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

CHANGING REGULATORY STRUCTURE OF THE BANKING INDUSTRY

The laws and regulations affecting banks and bank holding companies have undergone significant changes.

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

Early 2000 marked the effective date of the Gramm-Leach-Bliley Financial Services Modernization Act, which repeals provisions of prior legislation that have historically separated banking, insurance, and securities activities. The law creates a new financial services structure, the financial holding company, under the Bank Holding Company Act. Banks are now able to engage in any activity that is deemed "financial in nature" and affiliate with securities firms and insurance companies all within, and through, a single financial holding company. The legislation will most likely impact the competitive balance among banks and other financial services providers, and encourage mergers between banks, insurance companies and brokerage firms. However, whether and in what form the legislation may effect the business of VRB cannot be predicted with certainty.

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

      Central Point Branch
      1800 E. Pine St.
      Central Point, Oregon

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings, to which the Company is a party or which involve any of its properties, was pending as of the date of this report on Form 10-K.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders of the Registrant during the quarter ended December 31, 1999.

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


                             1999                              1998
                 ------------------------------   ------------------------------
                                         Cash                             Cash
                  High       Low       Dividend    High         Low     Dividend
                 -----      ------     --------   ------      ------    --------
1st Quarter      $ 9.50     $ 7.00      $   -     $11.78      $ 9.62      $   -
2nd Quarter        8.63       7.03       0.12      11.54        9.38          -
3rd Quarter        8.44       6.50          -      10.00        7.33       0.19
4th Quarter        7.38       5.75       0.12      10.13        7.00          -


As of December 31, 1999, there were 8,303,596 shares of common stock outstanding, held by approximately 2,100 shareholders. VRB Bancorp's ability to pay expenses and make cash dividend payments to shareholders is dependent on earnings generated by its subsidiary, Valley of the Rogue Bank. Oregon and federal banking laws and regulations place restrictions on the payment of dividends by a bank to its shareholders. See "Supervision and Regulations - Dividends". The Board of Directors' dividend policy is to review VRB's financial performance, capital adequacy, regulatory compliance and cash resources and, if such review is favorable, to declare and pay a cash dividend to shareholders annually. Although VRB expects to continue to pay cash dividends, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

ITEM 6. SELECTED FINANCIAL DATA

The response to this item is incorporated by reference to the information under the caption "Selected Financial Data" set forth on page 6 of the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The response to this item is incorporated by reference to the section entitled "Selected Financial Data and Results of Operation" on pages 6-12 of the Company's 1999 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements called for by this item are incorporated by reference to the Company's 1999 Annual Report to Shareholders. Such statements are listed in the Index to Consolidated Financial Statements set forth on page 16 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference to the sections entitled "Election of Directors" and "Executive Officers" on pages 3-4 and page 7, respectively, of the Company's Proxy Statement for the 2000 annual meeting of shareholders.


ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference to the section entitled "Executive Compensation" on pages 7-8 of the Company's Proxy Statement for the 2000 annual meeting of shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated by reference to the section entitled "Security Ownership of Management and Others" on pages 10-11 of the Company's Proxy Statement for the 2000 annual meeting of shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is incorporated by reference to the section entitled "Transactions with Management" on page 11 of the Company's Proxy Statement for the 2000 annual meeting of shareholders.

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

        (b) There were no current reports on Form 8-K filed by the Registrant during the last quarter of the year ended December 31, 1999.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VRB BANCORP
(Registrant)

By: /S/  Felice Belfiore                                Date:   March 27, 2000
   -------------------------------------------
    Felice Belfiore, Senior Vice President &
    Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /S/  James D. Coleman                               Date:  March 27, 2000
   -------------------------------------------
    James D. Coleman, Chairman, Director

By: /S/  John O. Dunkin                                 Date:  March 27, 2000
   -------------------------------------------
    John O. Dunkin, Vice Chairman, Director

By: /S/  Gary Lundberg                                  Date:  March 27, 2000
   -------------------------------------------
    Gary Lundberg, Director

By: /S/  Robert J. DeArmond                             Date:  March 27, 2000
   -------------------------------------------
    Robert J. DeArmond, Director

By: /S/  Larry L Parducci                               Date:  March 27, 2000
   -------------------------------------------
    Larry L. Parducci, Director

By: /S/  Tom Anderson                                   Date:  March 27, 2000
   -------------------------------------------
    Tom Anderson,  Director

By: /S/  William A. Haden                               Date:  March 27, 2000
   -------------------------------------------
    William A. Haden, President, Director
    (Principal Executive Officer)

By: /S/  April Sevcik                                   Date:  March 27, 2000
   -------------------------------------------
    April Sevcik, Director

By: /S/  Michael Donovan                                Date:  March 27, 2000
   -------------------------------------------
    Michael Donovan, Director

By: /S/  Felice Belfiore                                Date:  March 27, 2000
   -------------------------------------------
    Felice Belfiore, Senior Vice President
    (Principal Accounting Officer)

            INDEX TO FINANCIAL CONSOLIDATED STATEMENTS AND SCHEDULES


Financial Statements

        The following consolidated financial statements and Report of Independent Public Accountants, included in the 1999 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference:


                                                                               Page of 1999 Annual
                                                                              Report to Shareholders
                                                                              ----------------------
VRB Bancorp and subsidiaries

        Consolidated Balance Sheets at
               December 31, 1999 and 1998                                               13

        Consolidated Statements of Income
               for the years ended December 31, 1999, 1998 and 1997                     14

        Consolidated Statements of Changes in Shareholders' Equity
               for the years ended December 31, 1999, 1998 and 1997                     15

        Consolidated Statements of Cash Flows
               for the years ended December 31, 1999, 1998 and 1997                     16


        Notes to Consolidated Financial Statements                                      17


Report of Independent Public Accountants                                                32


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

13.0    1999 Annual Report to Shareholders

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