Form 10-Q
period 2000-03-31
VRB BANCORP
filed 2000-05-15
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                        Outstanding at May 1, 2000
                  -----                        --------------------------
       Common stock, no par value                      8,297,979

                                   VRB BANCORP

                                    Form 10-Q

                                 March 31, 2000

                                Table of contents

                            ------------------------

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
PART I             FINANCIAL INFORMATION

      Item 1.      Financial statements
                   Consolidated balance sheets
                   March 31, 2000 and December 31, 1999                                                  1

                   Consolidated statements of income and comprehensive income
                   For the three months ended March 31, 2000 and 1999                                  2-3

                   Consolidated statements of changes in shareholders' equity
                   For the period December 31, 1998 through March 31, 2000                               4

                   Consolidated statements of cash flows
                   For the three months ended March 31, 2000 and 1999                                    5

                   Notes to consolidated financial statements                                          6-7

      Item 2.      Management's discussion and analysis of financial
                   condition and results of operations                                                8-15

      Item 3.      Quantitative and qualitative disclosures about market risk                           16

PART II            OTHER INFORMATION

      Item 1.      Legal proceedings                                                                    17

      Item 2.      Changes in securities                                                                17

      Item 3.      Defaults upon senior securities                                                      17

      Item 4.      Submission of matters to a vote of security holders                                  17

      Item 5.      Other information                                                                    17

      Item 6.      Exhibits, independent accountant's review report, and reports on Form 8-K         17-18

SIGNATURES                                                                                              19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   VRB BANCORP
                           CONSOLIDATED BALANCE SHEETS



                                                                            March 31, 2000          December 31, 1999
---------------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)               (Audited)
ASSETS
     Cash and due from banks                                                $  17,474,582             $  17,086,676
     Federal funds sold                                                         2,000,000                 1,600,000
---------------------------------------------------------------------------------------------------------------------
                     Total cash and cash equivalents                           19,474,582                18,686,676

     Investments
         U.S. Treasury and agencies                                            54,591,065                54,755,835
         States and political subdivisions                                     18,011,446                18,010,109
         Corporate and other investments                                          125,627                   134,146
     Federal Home Loan Bank stock                                               1,929,400                 1,898,800

     Loans, net of allowance for loan losses and unearned income              203,147,538               198,000,975

     Premises and equipment, net                                                7,737,849                 7,797,420
     Goodwill                                                                   8,620,369                 8,798,661
     Accrued interest and other assets                                          3,416,224                 3,421,075
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $ 317,054,100             $ 311,503,697
=====================================================================================================================

LIABILITIES
     Deposits
         Demand deposits                                                    $  78,283,028             $  74,804,533
         Interest bearing demand deposits                                     120,131,668               119,569,318
         Savings deposits                                                      23,483,976                23,512,119
         Time deposits                                                         58,961,643                58,479,936
---------------------------------------------------------------------------------------------------------------------
                     Total deposits                                           280,860,315               276,365,906

     Accrued interest and other liabilities                                     2,562,700                 1,528,447
---------------------------------------------------------------------------------------------------------------------
                     Total liabilities                                        283,423,015               277,894,353

SHAREHOLDERS' EQUITY
     Preferred stock, voting, $5 par value; 5,000,000 shares
         authorized and unissued
     Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued

     Common stock, no par value, 30,000,000 shares authorized
         with 8,297,979 and 8,303,596, issued and outstanding
         at March 31, 2000 and December 31, 1999, respectively                 18,667,641                18,699,060
     Accumulated other comprehensive income, net of taxes                      (1,686,235)               (1,518,003)
     Retained earnings                                                         16,649,679                16,428,287
---------------------------------------------------------------------------------------------------------------------
                     Total shareholders' equity                                33,631,085                33,609,344

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 317,054,100             $ 311,503,697
=====================================================================================================================

                                   VRB BANCORP
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



For the three months ended March 31,                                               2000                  1999
-----------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)           (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                               $ 4,608,567           $ 4,198,597
      Interest on investment securities:
         U.S. Treasury and agencies                                                840,728               804,064
         States and political subdivisions                                         231,507               228,641
         Corporate and other investments                                            32,589                33,732
      Federal funds sold                                                            12,547               266,405
-----------------------------------------------------------------------------------------------------------------

                  Total interest income                                          5,725,938             5,531,439

INTEREST EXPENSE
      Interest bearing demand deposits                                             854,114               711,489
      Savings deposits                                                             115,265               119,767
      Time deposits                                                                711,104               771,654
      Borrowed funds                                                                32,189                    --
-----------------------------------------------------------------------------------------------------------------
                  Total interest expense                                         1,712,672             1,602,910
-----------------------------------------------------------------------------------------------------------------
                  Net interest income                                            4,013,266             3,928,529
-----------------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES                                                               --                    --
-----------------------------------------------------------------------------------------------------------------
                  Net interest income after provision for loan losses            4,013,266             3,928,529

NON INTEREST INCOME
      Service charges on deposit accounts                                          327,770               307,812
      Other operating income                                                       236,318               203,272
-----------------------------------------------------------------------------------------------------------------
                  Total non interest income                                        564,088               511,084

NON INTEREST EXPENSES
      Salaries and benefits                                                      1,558,227             1,540,705
      Net occupancy                                                                391,972               276,674
      Communications                                                               122,070               104,747
      Data processing                                                               79,826                92,107
      FDIC insurance premium                                                        14,159                 7,913
      Supplies                                                                      61,509                60,247
      Professional fees                                                             35,995                45,897
      Advertising                                                                   58,411                59,349
      Other expenses                                                               358,036               251,558
-----------------------------------------------------------------------------------------------------------------
                  Total non interest expenses                                    2,680,205             2,439,197

                                   VRB BANCORP
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (cont.)


INCOME BEFORE INCOME TAXES                                                       1,897,149             2,000,416
PROVISION FOR INCOME TAXES                                                         680,000               750,000
-----------------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $ 1,217,149           $ 1,250,416
=================================================================================================================

OTHER COMPREHENSIVE INCOME
UNREALIZED LOSS ON SECURITIES, NET OF TAXES
      Unrealized holding loss arising during period                               (168,232)             (362,830)

-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                                           $ 1,048,917           $   887,586
=================================================================================================================

BASIC EARNINGS PER SHARE                                                       $      0.15           $      0.14
=================================================================================================================
FULLY DILUTED EARNINGS PER SHARE                                               $      0.15           $      0.14
=================================================================================================================

                                   VRB BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                               ACCUMULATED
                                                                                                   OTHER            TOTAL
                                                      COMMON STOCK               RETAINED      COMPREHENSIVE     SHAREHOLDERS'
                                                  SHARES         AMOUNT          EARNINGS          INCOME           EQUITY
------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998
        (audited)                               8,694,286     $ 21,583,869     $ 13,590,957     $     60,629     $ 35,235,455

Stock options exercised                            36,179          219,126               --               --          219,126

Cash dividend ($.12 per share,
        paid May 21 and October 15, 1999)              --               --       (2,051,053)              --       (2,051,053)

Stock repurchased                                (426,869)      (3,103,935)              --               --       (3,103,935)

Net income and comprehensive income                    --               --        4,888,383       (1,578,632)       3,309,751
------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999
        (audited)                               8,303,596       18,699,060       16,428,287       (1,518,003)      33,609,344


Stock repurchased (January 2000)                   (8,000)         (49,257)              --               --          (49,257)

Stock options exercised
        (January to March 2000)                     2,383           17,838               --               --           17,838

Cash dividend declared ($.12 per share,
        March 17, 2000)                                --               --         (995,757)              --         (995,757)

Net income and comprehensive income                    --               --        1,217,149         (168,232)       1,048,917
------------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 2000
        (unaudited)                             8,297,979     $ 18,667,641     $ 16,649,679     $ (1,686,235)    $ 33,631,085
==============================================================================================================================

                                   VRB BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the three months ended March 31                                               2000                 1999
---------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                             $  1,217,149         $  1,250,416
      Adjustments to reconcile net income to net cash
                  provided by operating activities:
         Depreciation and amortization                                            343,827              233,023
         FHLB of Seattle stock dividend                                           (30,600)             (33,680)

      Changes in cash due to changes in assets and liabilities
         Accrued interest receivable and other assets                              (4,734)            (473,552)
         Accrued interest payable and other liabilities                            38,496               65,730
---------------------------------------------------------------------------------------------------------------

                  Net cash provided by operating activities                     1,564,138            1,041,937

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the maturity of available-for-sale securities                   7,841           10,519,853
      Proceeds from the maturity of held-to-maturity securities                        --              500,000
      Purchases of available-for-sale securities                                       --          (10,500,000)
      Purchases of held-to-maturity securities                                         --           (1,125,587)
      Net increase in loans                                                    (5,146,563)          (2,928,460)
      Purchases of premises and equipment                                        (100,500)            (314,681)
---------------------------------------------------------------------------------------------------------------

                  Net cash used in investing activities                        (5,239,222)          (3,848,875)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in deposits                                           4,494,409           (7,222,430)
      Proceeds from the exercise of common stock options                           17,838               98,728
      Net cash used to repurchase common stock                                    (49,257)                  --
---------------------------------------------------------------------------------------------------------------

                  Net cash provided by (used in) financing activities           4,462,990           (7,123,702)
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              787,906           (9,930,640)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 18,686,676           40,613,570
---------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 19,474,582         $ 30,682,930
===============================================================================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid for interest                                                 $  1,734,263         $  1,570,921
      Cash paid for taxes                                                    $    445,000         $     43,755

SCHEDULE OF NONCASH ACTIVITIES
      Changes in unrealized loss on available-for-sale
         securities, net of tax                                              $   (168,232)        $   (362,830)

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Bank's 1999 Annual Report to Shareholders. The operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any other future interim period.


NOTE 3 - Earnings per common and common equivalent shares

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per share" which became effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaced standards for computing and presenting earnings per share and requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under the Company's stock option plans.

The following table illustrates the computations of basic and diluted earnings per share for the three-month period ended March 31, 2000 and 1999 (in thousands except per share amounts):

                                                  Income         Shares      Per Share
                                                (Numerator)   (Denominator)    Amount
                                                -----------   -------------  ---------
For the three months ended March 31, 1999

Basic earnings per share -
  Income available to common shareholders         $1,250         8,699         $0.14
Effect of dilutive securities
  Outstanding common stock options                    --            40
                                                  ------         -----

Income available to common shareholders
  plus assumed conversions                        $1,250         8,739         $0.14
                                                  ======         =====         =====

For the three months ended March 31, 2000

Basic earnings per share -
  Income available to common shareholders         $1,217         8,297         $0.15
Effect of dilutive securities
  Outstanding common stock options                    --            --
                                                  ------         -----

Income available to common shareholders
  plus assumed conversions                        $1,217         8,297         $0.15
                                                  ======         =====         =====


NOTE 4 - SFAS No. 130 "Reporting Comprehensive Income".

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." This Statement is effective for the year ended December 31, 1998. This Statement established standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements.

This Statement requires that VRB recognize the change in market value for those investments classified as available-for-sale as a component of comprehensive income. However, the change in market value on available-for-sale securities does not affect net income, or earnings per share, unless the investment is actually sold. At this time, VRB does not intend to sell any of its available-for-sale securities.

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

TRENDS AND ANNOUNCEMENTS

Rate environment: Using a number of small incremental rate hikes, the Federal Reserve Board has increased interest rates by a total of 125 basis points beginning back in July of 1999. Up to this point, rising rates have had a marginal effect on the bank's interest margin. Speaking locally, management believes that competition has effectively mitigated the effect of rising rates for new customers and therefore, both interest rates and loan demand has remained relatively stable. On the deposit side, prices are slowly moving to reflect the higher rate environment. In particular, the Bank's money market and certificates of deposit pricing has become more competitive as the Bank looks for deposit growth in 2000. Despite interest rate volatility, the Bank's interest margin has remained stable at 5.93% in the 1st quarter of the year.

Central Point Branch: On January 31, 2000, the Bank opened a temporary branch in Central Point. The permanent facility is scheduled to open by October 2000. Central point is one of the fastest growing communities in southern Oregon and brings the Company's total branch network to 14. Initial acceptance of the branch is very positive, and total deposits grew to over $1 million in its first two months of operation.

CHANGES IN THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Earnings totaled $1,217,000 for the 1st quarter of 2000. The results are up on a per share basis, from $.14 in 1999 to $.15 per share in 2000.

Net interest income

Interest income on loans and investments increased (on a tax equivalent basis) by $193,000 when comparing 1st quarter of 2000 to the same quarter in the prior year. Average loans outstanding grew by $25.8 million, or 14%, and contributed substantially to the higher income levels.

Gains in interest income were partially offset by increases in the Bank's interest expense. Deposit rates increased throughout the 1st quarter of 2000, reflecting recent monetary policy and competitive pressures. Over all, the Bank paid an additional $78,000 on interest bearing deposit accounts

The above discussion is supported in the following analysis of the Bank's interest margin (on a tax equivalent basis) for the three months ended March 31, 2000 and 1999:


 Three Months Ended  March 31,                       2000                                           1999
(in thousands)                       Avg Balance   Interest        Rate            Avg Balance    Interest      Rate
----------------------------------------------------------------------------------------------------------------------
Interest earning assets
----------------------------------------------------------------------------------------------------------------------
Federal funds sold                    $     756        $ 12        6.35%             $ 22,703     $   266        4.69%
Held to maturity securities (1)          18,011         365        8.11                17,922         363        8.10
Available for sale securities            56,785         874        6.16                57,004         839        5.89
Commercial loans (2)                    165,580       3,686        8.90               143,059       3,348        9.36
Consumer loans (2)                       38,760         922        9.51                35,469         850        9.59
----------------------------------------------------------------------------------------------------------------------
  Total earning assets                  279,892       5,859        8.37               276,157       5,666        8.21

Non earning assets                       35,598                                        33,545
Less: loan loss reserve                  (3,735)                                       (3,880)
----------------------------------------------------------------------------------------------------------------------
  Total average assets                $ 311,755                                     $ 305,822
======================================================================================================================

Interest bearing liabilities
----------------------------------------------------------------------------------------------------------------------
Interest bearing checking             $  30,642        $ 75        0.98%            $  32,663     $    79        0.97%
Money market                             86,379         780        3.61                79,141         632        3.19
Savings                                  23,710         115        1.94                24,681         120        1.94
Time                                     58,506         711        4.86                63,271         772        4.88
Borrowed funds                            2,156          32        5.94                    --          --
----------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits
    and borrowed funds                  201,393       1,713        3.40               199,756       1,603        3.21
Non interest bearing deposits            74,290                                        68,014
----------------------------------------------------------------------------------------------------------------------
  Total deposits and borrowed funds     275,683                                       267,770
Other liabilities                         2,057                                         2,185
----------------------------------------------------------------------------------------------------------------------
  Total liabilities                     277,740                                       269,955
Shareholders' equity                     34,015                                        35,867
----------------------------------------------------------------------------------------------------------------------
  Total average liabilities and
    shareholders' equity              $ 311,755                                     $ 305,822
======================================================================================================================

Net interest income                                 $ 4,146                                       $ 4,063
Interest income as a percentage
  of average earning assets                                       8.373%                                         8.21%
Interest expense as a percentage
  of average earning assets                                        2.45                                          2.32
----------------------------------------------------------------------------------------------------------------------
Net interest margin                                                5.92%                                         5.89%
======================================================================================================================

(1) Tax exempt income has been adjusted to a tax equivalent basis at the Bancorp's effective tax rate of 37%

(2) Non accrual loans are included in the average balance

The following table further analyzes the Bank's interest margin, and attributes increases in interest income and interest expense to changes in "volume" or changes in "rate".


                                              March 31, 2000 over March 31, 1999
(in thousands)                        Increase (decrease) in interest due to changes in
Interest earning assets                     Volume          Rate            Net
---------------------------------------------------------------------------------------
Federal funds sold                          $(348)         $  94          $(254)
Held to maturity securities                     2              0              2
Available for sale securities                  (3)            38             35
Commercial loans                              501           (163)           338
Consumer loans                                 78             (6)            72
---------------------------------------------------------------------------------------
Total                                         230            (37)           193
---------------------------------------------------------------------------------------

Interest bearing liabilities
---------------------------------------------------------------------------------------
Interest bearing checking                      (5)             1             (4)
Money market                                   65             83            148
Savings                                        (5)            (0)            (5)
Time deposits                                 (58)            (3)           (61)
Borrowed funds                                 32             --             32
---------------------------------------------------------------------------------------
Total                                          30             80            110
---------------------------------------------------------------------------------------
Net increase in net interest income           200           (117)            83
=======================================================================================


Fee income

Fee income, or non interest income, increased by $53,000, or 10% when comparing quarter over quarter. The increase reflects fees from mortgage origination activity, growth in the number of deposit accounts, and ATM surcharge fees.

Despite higher interest rates and seasonal trends in mortgage banking, mortgage fee income grew 12%. Management believes the increase is also due to the mortgage department's restructure in mid-1999, which expanded the Company's mortgage lending programs available to customers.

Cost of operations

Cost of operations, or non interest expense, grew to $2.7 million for the quarter. The 9.9% increase is exaggerated by a $100,000 loss recovery that took place in 1999. Excluding this event, non interest expense increased 5%, which primarily reflects higher occupancy costs. The bank funded a number of technological improvements in 1999, and rising depreciation expense reflects these improvements.

The Bank's efficiency ratio, or non-interest expense as a percentage of total net interest income plus non-interest income, was 58.5% for the three months ended March 31, 2000 compared to 54.9% for the same period in 1999. This comparison is also skewed by the Bank's one time recovery described above. Excluding non-cash expenses, such as goodwill, the efficiency ratio drops to 54.4% for the current period.

CHANGES IN FINANCIAL CONDITION AS OF MARCH 31, 2000

Liquidity review

The Bank must maintain cashflows adequate to fund operations and meet commitments on a timely and cost effective basis.

The bank's liquidity changed throughout the quarter to reflect climbing loan balances. As a result, the Bank borrowed funds from the Federal Home Loan Bank ("FHLB") on an intermittent basis during the period. The debt resulted in approximately $32,000 in interest expense. However, liquidity increased by the close of the 1st quarter, and all advances were paid off accordingly. Management expects that the Bank will continue to borrower from the FHLB. However, the volume of such borrowings is dependent on deposit growth and the Bank's ability to continue to grow its loan portfolio.

Generally, liquid assets of the Bank include cash and due from banks, interest bearing deposits in other banks, and federal funds sold. As of March 31, 2000, liquid assets made up 6% of total Bank assets, a decline from previous levels for the reasons described above. The Bank also has approximately $56 million in available-for-sale securities that can be sold if necessary. However, as the rate environment has increased, the market value of these securities has declined; therefore, any sale would most likely result in a loss to the Bank. If the Bank were to fall under conditions of diminishing liquidity, the Bank has a $30 million line of credit with the FHLB of Seattle that could be used in lieu of selling securities.

For the first three months of 2000, ongoing operations of the Bank resulted in cash inflows (cash and federal funds) of close to $1 million. The net impact of cash inflows and outflows included net loan growth of $5.2 million offset by deposit increases on $4.5 million and cash from earnings.

Capital management

As of March 31, 2000, shareholders' equity totaled $33.6 million, a slight increase of $22,000 when compared to total shareholders' equity as of the end of the previous fiscal year. The increase in shareholders' equity essentially reflects earnings of $1.2 million offset by the Board of Directors first quarter decision to declare a $.12 per share cash dividend, payable May 1, 2000. When paid, the dividend will total approximately $1.0 million.

The Bank is required to maintain minimum amounts of capital to "risk weighted" assets, as defined by banking regulators. At March 31, 2000, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 11.42% and 12.67%, respectively.

Balance Sheet Analysis

The table below provides abbreviated balance sheets, which illustrate the material changes in financial condition when comparing the end of the proceeding fiscal year to March 31, 2000:

                                                     March 31,         December 31,
                                                       2000               1999           $ Change        % Change
-----------------------------------------------------------------------------------------------------------------
(in thousands)

ASSETS
Loans                                               $ 206,914          $ 201,736          $ 5,178           2.57%
Allowance for loan losses and deferred fees            (3,766)            (3,735)             (31)          0.83%
Investments                                            74,657             74,799             (142)         (0.19%)
Federal funds sold                                      2,000              1,600              400          25.00%
Other assets                                           37,249             37,104              145           0.39%
-----------------------------------------------------------------------------------------------------------------
      Total assets                                  $ 317,054          $ 311,504          $ 5,550           1.78%
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Non interest bearing deposits                       $  78,283          $  74,804          $ 3,479           4.65%
Interest bearing deposits                             202,577            201,562            1,015           0.50%
-----------------------------------------------------------------------------------------------------------------
      Total deposits                                  280,860            276,366            4,494           1.63%
-----------------------------------------------------------------------------------------------------------------

Other liabilities                                       2,563              1,529            1,034          67.63%
-----------------------------------------------------------------------------------------------------------------
      Total liabilities                               283,423            277,895            5,528           1.99%

      Total shareholders' equity                       33,631             33,609               22           0.07%
-----------------------------------------------------------------------------------------------------------------

      Total liabilities and shareholders' equity    $ 317,054          $ 311,504          $ 5,550           1.78%
-----------------------------------------------------------------------------------------------------------------


Loans

The Bank offers a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and residents in the local area. Outstanding loans totaled $206.9 million at March 31, 2000, representing a $5.2 million increase when compared to loans of $201.7 million as of December 31, 1999.

Commitments, principally real estate construction notes and commercial lines of credit, totaled $33.8 million at March 31, 2000, unchanged when compared to commitments outstanding as of the end of the previous year.

Reflective of the Bank's lending criteria, as well as trends within the local economy, 79% of the Bank's loan portfolio is classified as real estate secured loans. Of the $162.9 million in real estate mortgage loans outstanding as of March 31, 2000, approximately $100.3 million were made to commercial customers where the collateral for the loans includes the real estate occupied by the customers' businesses. An additional $20.3 million represented loans secured by multi family (5 or more) residential property and the remaining $42.3 million was secured by family residential property. This is relatively unchanged from previous reporting periods.

The following table presents the composition of the Bank's loan portfolio at the date indicated:


                                               March 31, 2000                      December 31, 1999
                                           Amount           Percentage          Amount           Percentage
-----------------------------------------------------------------------------------------------------------
(in thousands)

Commercial                               $  29,757            14.65%          $  23,940            12.09%
Real estate construction                    21,257            10.46%             29,034            14.66%
Real estate residential mortgage            41,368            20.36%                 --             0.00%
Real estate commercial mortgage            100,303            49.37%            134,765            68.06%
Consumer and other                          14,229             7.00%             13,997             7.07%
-----------------------------------------------------------------------------------------------------------
                                           206,914           101.85%            201,736           101.89%

Allowance for loan losses                   (3,502)           (1.72%)            (3,503)           (1.77%)
Deferred loan fees                            (264)           (0.13%)              (232)           (0.12%)
-----------------------------------------------------------------------------------------------------------
Net loans                                $ 203,148           100.00%          $ 198,001           100.00%
-----------------------------------------------------------------------------------------------------------


Loan Loss Reserve

The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non-performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to control credit losses by maintaining strong underwriting standards and closely monitoring the financial condition of the borrower. As of March 31, 2000, the Bank's allowance for loan losses was $3,502,000 or 1.72% of net loans, and is believed to be adequate to absorb potential credit losses that may arise in the normal course of business.

As of March 31, 2000, total non-performing assets as a percentage of total assets declined slightly to .16%, or $499,000. Non-performing assets primarily represent three loans to one borrower. All three are well collateralized by real property and baring unforeseen events, full collection is anticipated.

Loan charge-offs were minimal in the 1st quarter. After netting charge-offs against recoveries, charge-offs were just over $1,000.

Due to the adequacy of the Bank's loan loss reserve and the strength of the Bank's loan portfolio, the Bank did not record a loan loss provision in the first quarter of 2000.

The following table presents information with respect to non-performing assets:

                                                        March 31, 2000  December 31, 1999
-----------------------------------------------------------------------------------------
(in thousands)

Loans on nonaccrual status                                 $   499          $   551
Loans past due greater than 90 days but not
  on nonaccrual status                                          --               --
Other real estate owned                                         --               --
-----------------------------------------------------------------------------------------

                      Total non-performing assets          $   499          $   551
-----------------------------------------------------------------------------------------

Percentage of non-performing loans to total loans             0.24%            0.27%
Percentage of non-performing assets to total assets           0.16%            0.18%
-----------------------------------------------------------------------------------------

Investment Portfolio

Investment securities are purchased for managing liquidity and generating after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of March 31, 2000, the Bank's portfolio of investment securities totaled $74.6 million, virtually unchanged when compared to the balance of the portfolio at December 31, 1999 of $74.8 million.

VRB follows financial accounting principles that require the identification of investment securities as held-to-maturity ("HTM") or available-for-sale ("AFS"). Securities designated as HTM are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate.

As of March 31, 2000, the Bank's investment portfolio that is currently AFS totaled $54.7 million, or approximately 73% of the total portfolio. Due to rising interest rates, the market value the Bank's AFS portfolio has dropped by approximately $1.7 million, net of tax. This represents an approximate 4% percent decline in the aggregate market value of the Bank's available for sale investments. If long-term rates continue to improve, the value of the Bank's investment holdings will most likely continue to decline. This could hinder the Bank's ability to quickly liquidate securities without incurring a loss on the sale. Because future rate fluctuations are subject to great uncertainty, management continues to monitor the market value of the portfolio in relation to current liquidity needs on a regular basis.

The following table provides the book value of the Bank's investment portfolio as divided between HTM and AFS as of March 31, 2000 and December 31, 1999:


                                            March 31, 2000      December 31, 1999
---------------------------------------------------------------------------------
(in thousands)
Investments available-for-sale
      U.S. Treasury and agencies                $54,591            $54,756
      Corporate and other investments               126                134
---------------------------------------------------------------------------------
                                                $54,717            $54,890
=================================================================================

Investments held-to-maturity
      States and political subdivisions         $18,011            $18,010
=================================================================================

FHLB stock                                      $ 1,929            $ 1,899
=================================================================================



Deposits

Deposits are the Bank's principal source of funds available for lending and other investment opportunities. Deposit inflows and outflows are influenced by general interest rates and economic conditions. Substantially all of the Bank's depositors are residents of southern Oregon.

Total deposits increased $4.5 million, or 1.6%, when comparing March 31, 2000 to the end of the prior year. Non interest bearing deposits have increased to 27.9% of total deposits, up from 24.7% as of March 31, 1999. The growth in non interest bearing accounts reflects the Bank's emphasis on relationship banking. Generally, non interest bearing checking accounts are used as the key to promote other banking products. The strategy fosters a very low cost of funds, which averaged 2.48% in the first quarter of the year. While this strategy contributes to the Bank's strong earnings, it also increases the volatility of the Bank's deposit base, which can fluctuate depending on the time of month and external events like tax deadlines.

The Bank's current deposit mix is further illustrated below:

                                                 PERCENT OF                      PERCENT OF
                                MARCH 31           TOTAL        DECEMBER 31        TOTAL
                                  2000           DEPOSITS          1999           DEPOSITS
                                --------         --------       -----------      ----------
(in thousands)
Demand                          $ 78,283           27.9%         $ 74,805           27.1%
Interest bearing demand          120,132           42.8           119,569           43.3
Savings                           23,484            8.4            23,512            8.5
Time deposits                     58,961           21.0            58,480           21.2
                                --------          -----          --------          -----
                                $280,860          100.0%         $276,366          100.0%
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

Interest rate risk

Interest rate risk is managed by monitoring the Bank's "gap" position, and the sensitivity of the Bank's net interest margins and capital position to changing interest rate environments. The Bank's gap is the difference between re-pricing assets and re-pricing liabilities over specific time periods. By matching the re-pricing characteristics of the Bank's assets and liabilities, the Bank can minimize the potential adverse impact from changing interest rates.

Periodically, the Bank will "rate shock" the balance sheet by simulating a 100 and 200 basis point change in interest rates. Rate shock is an instantaneous adjustment in market rates on a balance sheet level to determine the effect such changes would have on the Company's income levels and capital position for the succeeding twelve months.

As of March 31, 2000, management's analysis indicated that the Bank's overall interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched re-pricing positions from that reported as of December 31, 1999.

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

3.2      Bylaws of VRB Bancorp*

4.0      Specimen stock certificate*

10.1     Stock Option Agreement, dated July 24, 1997, between Valley of the
         Rogue Bank and the shareholders of Investors Banking Corporation**

10.2     Plan of Merger, dated September 30, 1997, between Valley of the Rogue
         Bank and Colonial Banking Company**

10.3     Employment Agreement dated January 11, 1993, and Amendment to
         Employment Agreement, dated September 26, 1994, by and between Valley of the Rogue Bank and William A. Haden*

10.4     1994 Amended Non-Discretionary Stock Option Plan for Non-Employee
         Directors (incorporated by reference to Exhibit 4.3 of the Registrant's registration statement on Form S-8 filed with the Commission on October
         3, 1995)

10.5 1994 Amended Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.3 of the Registrant's registration statement on Form S-8 filed with the Commission on October 3, 1995)

10.6     Employment Agreement dated February 27, 1997 by and among Valley of the
         Rogue Bank, VRB Bancorp and Felice Belfiore**

10.7     Employment Agreement dated May 1, 1996 by and between Valley of the
         Rogue Bank and Brad Copeland**

15.0     Independent Accountant's Review Report

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




Date:  May 12, 2000                    William A. Haden
                                       -----------------------------------------
                                       William A. Haden
                                       President
                                       Chief Executive Officer




Date:   May 12, 2000                   Felice Belfiore
                                       -----------------------------------------
                                       Felice Belfiore
                                       Senior Vice President
                                       Chief Financial Officer