Form 10-Q
period 2000-06-30
VRB BANCORP
filed 2000-08-02
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                    ----------------------------------------

                                     0-25932
                            ------------------------
                            (Commission File Number)

                                   VRB BANCORP
                                   -----------
             (Exact name of registrant as specified in its charter)


            OREGON                                        93-0892559
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



  110 Pine Street, Rogue River, Oregon                      97537
---------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code      (541) 582-4554
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding at July 15, 2000
           -----                            ----------------------------

Common stock, no par value                          8,301,361

                                   VRB BANCORP

                                    Form 10-Q

                                 June 30, 2000

                                Table of contents

                                                                                                  Page
PART I              FINANCIAL INFORMATION                                                        Number
                                                                                                 ------
        Item 1.     Financial statements

                    Consolidated balance sheets
                    June 30, 2000 and December 31, 1999                                             1

                    Consolidated statements of income
                    For the three months ended June 30, 2000 and 1999                               2

                    Consolidated statements of income
                    For the six months ended June 30, 2000 and 1999                                 3

                    Consolidated statements of changes in shareholders' equity and comprehensive income
                    For the period December 31, 1998 through June 30, 2000                          4

                    Consolidated statements of cash flows
                    For the six months ended June 30, 2000 and 1999                                 5

                    Notes to consolidated financial statements                                    6-7

        Item 2.     Management's discussion and analysis of results of operations
                    and financial condition                                                       8-15

        Item 3.     Quantitative and qualitative disclosures about market risk                     16

PART II             OTHER INFORMATION

        Item 1.     Legal proceedings                                                              17

        Item 2.     Changes in securities                                                          17

        Item 3.     Defaults upon senior securities                                                17

        Item 4.     Submission of matters to a vote of security holders                            17

        Item 5.     Other information                                                              17

        Item 6.     Exhibits, independent accountant's review report, and reports on Form 8-K    17-18

SIGNATURES                                                                                         19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   VRB BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30, 2000      December 31, 1999
---------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)          (Audited)
ASSETS
    Cash and due from banks                                          $  17,722,662       $  17,086,676
    Federal funds sold                                                          --           1,600,000
---------------------------------------------------------------------------------------------------------
                          Total cash and cash equivalents               17,722,662          18,686,676

    Investments
          U.S. Treasury and agencies                                    53,872,905          54,755,835
          States and political subdivisions                             17,242,784          18,010,109
          Corporate and other investments                                  114,872             134,146
    Federal Home Loan Bank stock                                         1,960,500           1,898,800

    Loans, net of allowance for loan losses and unearned income        215,524,873         198,000,975

    Premises and equipment, net                                          7,853,675           7,797,420
    Goodwill                                                             8,442,076           8,798,661
    Accrued interest and other assets                                    3,860,929           3,421,075
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $ 326,595,276       $ 311,503,697
=========================================================================================================
LIABILITIES

    Deposits
          Demand deposits                                            $  81,631,576       $  74,804,533
          Interest bearing demand deposits                             110,651,167         119,569,318
          Savings deposits                                              23,097,697          23,512,119
          Time deposits                                                 63,696,219          58,479,936
---------------------------------------------------------------------------------------------------------
                          Total deposits                               279,076,659         276,365,906

    Borrowed funds                                                      11,000,000                  --
    Accrued interest and other liabilities                               1,592,145           1,528,447
---------------------------------------------------------------------------------------------------------
                          Total liabilities                            291,668,804         277,894,353

SHAREHOLDERS' EQUITY
    Preferred stock, voting, $5 par value; 5,000,000 shares
          authorized and unissued
    Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued

    Common stock, no par value, 30,000,000 shares authorized
          with 8,301,361 and 8,303,596, issued and outstanding
          at June 30, 2000 and December 31, 1999, respectively          18,686,305          18,699,060
    Retained earnings                                                   17,890,734          16,428,287
    Accumulated other comprehensive income, net of taxes                (1,650,567)         (1,518,003)
---------------------------------------------------------------------------------------------------------
                          Total shareholders' equity                    34,926,472          33,609,344

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 326,595,276       $ 311,503,697
=========================================================================================================

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

For the three months ended June  30,                                               2000           1999
----------------------------------------------------------------------------------------------------------
                                                                               (Unaudited)     (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                               $4,778,120      $4,327,308
      Interest on investment securities:
          U.S. Treasury and agencies                                              834,156         844,463
          States and political subdivisions                                       228,540         233,155
          Corporate and other investments                                          33,196          35,087
      Federal funds sold                                                           12,870         157,921
----------------------------------------------------------------------------------------------------------
                      Total interest income                                     5,886,882       5,597,934

INTEREST EXPENSE
      Interest bearing demand deposits                                            802,474         731,687
      Savings deposits                                                            118,681         122,476
      Time deposits                                                               778,102         685,434
      Borrowed Funds                                                               78,861              --
----------------------------------------------------------------------------------------------------------
                      Total interest expense                                    1,778,118       1,539,597
----------------------------------------------------------------------------------------------------------
                      Net interest income                                       4,108,764       4,058,337
----------------------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                                                              --              --
----------------------------------------------------------------------------------------------------------
                      Net interest income after provision for loan losses       4,108,764       4,058,337

NON-INTEREST INCOME
      Service charges on deposit accounts                                         379,209         322,744
      Other operating income                                                      272,771         154,436
----------------------------------------------------------------------------------------------------------
                      Total non-interest income                                   651,980         477,180

NON-INTEREST EXPENSES
      Salaries and benefits                                                     1,634,793       1,536,491
      Net occupancy                                                               342,460         304,946
      Communications                                                              112,153         119,655
      Data processing                                                              50,712          79,107
      FDIC insurance premium                                                       13,659           7,670
      Supplies                                                                     58,447          64,784
      Professional fees                                                            51,283          42,564
      Advertising                                                                 103,319         127,375
      Other expenses                                                              389,863         364,496
----------------------------------------------------------------------------------------------------------
                      Total non-interest expenses                               2,756,689       2,647,088

INCOME BEFORE INCOME TAXES                                                      2,004,055       1,888,429
PROVISION FOR INCOME TAXES                                                        763,000         710,250
----------------------------------------------------------------------------------------------------------
NET INCOME                                                                     $1,241,055      $1,178,179
==========================================================================================================

BASIC EARNINGS PER SHARE                                                       $     0.15      $     0.14
==========================================================================================================
DILUTED EARNINGS PER SHARE                                                     $     0.15      $     0.14
==========================================================================================================

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

For the six months ended June 30,                                               2000              1999
----------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)       (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                             $ 9,386,688      $ 8,525,906
      Interest on investment securities:
          U.S. Treasury and agencies                                           1,674,884        1,646,167
          States and political subdivisions                                      460,047          461,796
          Corporate and other investments                                         65,785           71,180
      Federal funds sold                                                          25,416          424,326
----------------------------------------------------------------------------------------------------------
                    Total interest income                                     11,612,820       11,129,375

INTEREST EXPENSE
      Interest bearing demand deposits                                         1,656,588        1,443,176
      Savings deposits                                                           233,946          242,244
      Time deposits                                                            1,489,205        1,457,088
      Borrowed funds                                                             111,050               --
----------------------------------------------------------------------------------------------------------
                    Total interest expense                                     3,490,789        3,142,508
----------------------------------------------------------------------------------------------------------
                    Net interest income                                        8,122,031        7,986,867
----------------------------------------------------------------------------------------------------------
PROVISION FOR LOAN LOSSES                                                             --               --
----------------------------------------------------------------------------------------------------------

                    Net interest income after provision for loan losses        8,122,031        7,986,867

NON-INTEREST INCOME
      Service charges on deposit accounts                                        706,979          630,556
      Other operating income                                                     509,088          357,708
----------------------------------------------------------------------------------------------------------
                    Total non-interest income                                  1,216,067          988,264

NON-INTEREST EXPENSES

      Salaries and benefits                                                    3,193,020        3,077,196
      Net occupancy                                                              734,432          581,620
      Communications                                                             234,223          224,402
      Data processing                                                            130,537          171,214
      FDIC insurance premium                                                      27,817           15,583
      Supplies                                                                   119,957          125,031
      Professional fees                                                           87,279           88,461
      Advertising                                                                161,700          186,725
      Other expenses                                                             747,928          616,053
----------------------------------------------------------------------------------------------------------
                    Total non-interest expenses                                5,436,893        5,086,285

INCOME BEFORE INCOME TAXES                                                     3,901,205        3,888,846
PROVISION FOR INCOME TAXES                                                     1,443,000        1,460,250
----------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $ 2,458,205      $ 2,428,596
==========================================================================================================
BASIC EARNINGS PER SHARE                                                     $      0.30      $      0.28
==========================================================================================================
DILUTED EARNINGS PER SHARE                                                   $      0.30      $      0.28
==========================================================================================================

                                   VRB BANCORP
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME

                                               COMMON STOCK                 RETAINED
                                          SHARES           AMOUNT           EARNINGS
                                         ----------------------------------------------
BALANCE, December 31, 1998
     (audited)                           8,694,286      $ 21,583,869      $ 13,590,957

Net income                                                                   4,888,383

Other comprehensive income, net of tax
    Unrealized losses on
    securities arising during
    the period

Comprehensive income

Stock options exercised                     36,179           219,126                --

Cash dividend  ($.12 per
    share, paid May 21 and
    October 15, 1999)                           --                --        (2,051,053)

Stock repurchased                         (426,869)       (3,103,935)               --
                                         ---------------------------------------------
BALANCE, December 31, 1999
     (audited)                           8,303,596      $ 18,699,060      $ 16,428,287
                                         =============================================

Net income                                                                   2,458,205

Other comprehensive income, net of tax
    Unrealized losses on
    securities arising during the
    period

Comprehensive income

Stock repurchased                           (8,000)          (49,257)               --

Stock options exercised                      5,765            36,502                --

Cash dividend ($.12 per share,
    paid May 1)                                                               (995,758)
                                         ---------------------------------------------
BALANCE, June 30, 2000
     (unaudited)                         8,301,361      $ 18,686,305      $ 17,890,734
                                         =============================================



                                                            ACCUMULATED
                                                               OTHER              TOTAL
                                         COMPREHENSIVE      COMPREHENSIVE     SHAREHOLDERS'
                                             INCOME            INCOME            EQUITY
                                         --------------------------------------------------
BALANCE, December 31, 1998
     (audited)                                              $     60,629      $ 35,235,455

Net income                                $  4,888,383                           4,888,383

Other comprehensive income, net of tax
    Unrealized losses on
    securities arising during
    the period                              (1,578,632)       (1,578,632)       (1,578,632)
                                          ------------
Comprehensive income                      $  3,309,751
                                          ============

Stock options exercised                                               --           219,126

Cash dividend  ($.12 per
    share, paid May 21 and
    October 15, 1999)                                                 --        (2,051,053)

Stock repurchased                                                     --        (3,103,935)
                                                            ------------------------------
BALANCE, December 31, 1999
     (audited)                                              $ (1,518,003)     $ 33,609,344
                                                            ==============================

Net income                                   2,458,205                           2,458,205

Other comprehensive income, net of tax
    Unrealized losses on
    securities arising during the
    period                                    (132,564)         (132,564)         (132,564)

                                          ------------
Comprehensive income                      $  2,325,641
                                          ============

Stock repurchased                                                     --           (49,257)

Stock options exercised                                               --            36,502

Cash dividend ($.12 per share,
    paid May 1)                                                                   (995,758)
                                                            ------------------------------
BALANCE, June 30, 2000
     (unaudited)                                            $ (1,650,567)     $ 34,926,472
                                                            ==============================

                                   VRB BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30                                         2000               1999
----------------------------------------------------------------------------------------------------
                                                                      (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                      $  2,458,205      $  2,428,596
      Adjustments to reconcile net income to net cash
                      provided by operating activities:
           Depreciation and amortization                                   681,634           516,045
           FHLB of Seattle stock dividend                                  (61,700)          (66,180)

      Changes in cash due to changes in assets and liabilities
           Accrued interest receivable and other assets                   (203,951)         (660,119)
           Accrued interest payable and other liabilities                   63,698          (573,490)
----------------------------------------------------------------------------------------------------
                      Net cash from operating activities                 2,937,886         1,644,852

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the maturity of available-for-sale securities          518,281        10,526,996
      Proceeds from the maturity of held-to-maturity securities            770,000           520,000
      Purchases of available-for-sale securities                                --       (10,500,000)
      Purchases of held-to-maturity securities                                  --        (1,125,587)
      Net increase in loans                                            (17,523,898)       (9,304,673)
      Purchases of premises and equipment                                 (368,524)         (605,458)
----------------------------------------------------------------------------------------------------
                      Net cash from investing activities               (16,604,141)      (10,488,722)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase (decrease) in deposits                                    2,710,754        (2,683,121)
      Proceeds from the exercise of common stock options                    36,502           131,620
      Net cash used to repurchase common stock                             (49,257)         (508,365)
      Net borrowings                                                    11,000,000                --
      Cash dividend                                                       (995,758)       (1,046,126)
----------------------------------------------------------------------------------------------------
                      Net cash from financing activities                12,702,241        (4,105,992)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (964,014)      (12,949,862)

CASH AND CASH EQUIVALENTS, beginning of period                          18,686,676        40,613,570
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                              $ 17,722,662      $ 27,663,708
====================================================================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid for interest                                          $  3,514,421      $  3,214,684
      Cash paid for taxes                                             $  1,206,000      $  1,572,288

SCHEDULE OF INVESTING AND FINANCING ACTIVITIES
      Changes in unrealized loss on available-for-sale
           securities, net of tax                                     $   (132,564)     $ (1,052,330)

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Bank's 1999 Annual Report to Shareholders. The operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any other future interim period.


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

The following table illustrates the computations of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2000 and 1999 (in thousands except per share amounts):



                                                Income          Shares     Per Share
                                              (Numerator)   (Denominator)    Amount
                                              -----------   -------------  ---------
For the three months ended June 30, 1999

Basic earnings per share -
  Income available to common shareholders        $1,178         8,676        $0.14
Effect of dilutive securities
  Outstanding common stock options                   --            39
                                                 ------         -----

Income available to common shareholders
  plus assumed conversions                       $1,178         8,715        $0.14
                                                 ======        ======        =====

For the three months ended June 30, 2000

Basic earnings per share -
  Income available to common shareholders        $1,241         8,300        $0.15
Effect of dilutive securities
  Outstanding common stock options                   --            --
                                                 ------         -----
Income available to common shareholders
  plus assumed conversions                       $1,241         8,300        $0.15
                                                 ======        ======        =====

For the six months ended June 30, 1999

Basic earnings per share -
  Income available to common shareholders        $2,429         8,688        $0.28
Effect of dilutive securities
  Outstanding common stock options                   --            36
                                                 ------         -----
Income available to common shareholders
  plus assumed conversions                       $2,429         8,724        $0.28
                                                 ======        ======        =====

For the six months ended June 30, 2000

Basic earnings per share -
  Income available to common shareholders        $2,458         8,299        $0.30
Effect of dilutive securities
  Outstanding common stock options                   --            --
                                                 ------         -----
Income available to common shareholders
  plus assumed conversions                       $2,458         8,299        $0.30
                                                 ======        ======        =====

Disclosure Regarding Forward-Looking Statements

The following discussion includes forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the current beliefs of the Company's management and on assumptions made by management based on currently available information. All statements other than statements of historical fact, regarding the Company's financial position, business strategy and plans and objectives for future operations are forward-looking statements. When used herein, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended in part to help identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove correct. Forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially and adversely. These risks and uncertainties include the Company's ability to maintain or expand its market share or net interest margins and to implement its marketing and growth strategies. Further, actual results may be affected by the Company's ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; and, general trends in the banking industry and the regulatory environment, as they relate to the Company's cost of funds and returns on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. The reader is advised that this list of risks is not exhaustive and should not be construed as any prediction by the Company as to which risks would cause actual results to differ materially from those indicated by the forward-looking statements.


PART I - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

VRB Bancorp was organized in 1983 under Oregon law as the holding company of Valley of the Rogue Bank, an Oregon state chartered bank organized in 1967. The Company conducts its business through, and has no material operations outside of, Valley of the Rogue Bank. Accordingly, reference to "VRB", "the Company", and "the Bank", are intended to denote VRB Bancorp and Valley of the Rogue Bank as a consolidated entity.

INDUSTRY TRENDS AND COMPANY ANNOUNCEMENTS

Interest Rate environment: By the end of the second quarter, the Bank's prime lending rate had risen to 9.25%, 1.50% higher than prime one year ago. However, the rise in interest rates has had a relatively minor impact on the Bank's interest margin, which remained close to the 6% mark for the year. In addition, loan demand remained steady for the period, with the Bank's loan portfolio growing by 9% over the first six months of 2000.

Branch openings and closures: On January 31, 2000, the Bank opened a temporary branch in Central Point, Oregon. Construction on the permanent facility has commenced and the new facility is expected to open for business in the fourth quarter. Central Point continues to be one of the fastest growing communities in southern Oregon and initial acceptance of the branch has been very positive with branch assets and deposits growing to $9 million and $1.5 million, respectively.

On May 15, 2000, the Bank announced the impending closure of one of its four branches located in Medford, Oregon. The branch closure, scheduled for August 15, 2000, comes as a result the Company's plan to streamline its branch network and reduce operating overhead.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Earnings: Second quarter earnings grew by 5% to $1,241,000 when compared 1999 earnings of $1,178,000. On a per share basis, earnings increased by 7%, totaling $.15 for the quarter ended June 30, 2000 compared with $.14 for the same period in 1999.

Net interest income: Net interest income (interest income less interest expense) increased from $4,058,000 to $4,109,000 when comparing the three months ended June 30, 2000 and 1999. The increase reflected the net effect of the following:

         - Interest earned on loans grew by 10% in part as a result of loan growth of 36% over the same quarter last year.

         - Unusually strong loan growth caused the Bank to utilize its line of credit with the Federal Home Loan of Seattle, and 84% of second quarter loan growth was funded with debt. For the period, the Bank averaged $4.6 million in overnight borrowings, resulting in interest expense of approximately $79,000. (See liquidity review on page 11)

         - Interest expense grew as the Bank paid a higher average rate on interest bearing deposits (primarily time certificates of deposit). Overall, the Bank's cost of funds grew from 2.27% to 2.41%.


MATERIAL CHANGES IN THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Earnings: Earnings reached $2,458,000 for the year. The results were a slight increase over last year's earnings of $2,429,000 during the same period. On a per share basis, earnings increased from $.28 in 1999, to $.30 in 2000, an increase of 7%. A decrease in the number of shares outstanding, as a result of the Company's 1999 share buyback program, further enhanced the Company's earnings on a per share basis.

Net interest income: Interest income on loans and investments increased on a tax equivalent basis by $467,000 when comparing the six months ended June 30, 2000 to the same period in the prior year. Average loans outstanding grew by $24.8 million, or 14%, and contributed substantially to the higher income levels.

Gains in interest income were partially offset by increases in the Bank's interest expense. Deposit rates increased throughout the first six months of 2000, reflecting recent monetary policy and competitive pressures. As a result, the Bank paid an additional $348,000 on interest bearing deposit accounts and overnight funds. We expect this trend to continue if the Federal Reserve Board further tightens its monetary policy in attempt to control inflation.

The above discussion is supported in the following analysis of the Bank's interest margin (on a tax equivalent basis) for the six months ended June 30, 2000 and 1999:



Six Months Ended  June 30,                                    2000                                   1999
(in thousands)                            Avg Balance       Interest       Rate     Avg Balance      Interest       Rate
-------------------------------------------------------------------------------------------------------------------------
Interest earning assets
-------------------------------------------------------------------------------------------------------------------------
Federal funds sold                         $     808       $      26       6.44%     $  17,972      $     424      4.72%
Held to maturity securities(1)                17,886             725       8.11         18,002            745      8.28
Available for sale securities                 56,496           1,741       6.16         57,746          1,717      5.95
Commercial loans(2)                          167,105           7,477       8.95        146,560          6,807      9.29
Consumer loans(2)                             40,216           1,910       9.50         35,900          1,719      9.58
-------------------------------------------------------------------------------------------------------------------------
  Total earning assets                       282,511          11,879       8.41        276,180         11,412      8.26

Non-earning assets                            35,355                                    34,041
Less: loan loss reserve                       (3,762)                                   (3,544)
-------------------------------------------------------------------------------------------------------------------------
  Total average assets                     $ 314,104                                 $ 306,677
=========================================================================================================================
Interest bearing liabilities
-------------------------------------------------------------------------------------------------------------------------
Interest bearing checking                  $  30,331       $     154       1.02%     $  32,779      $     160      0.98%
Money market                                  83,785           1,503       3.59         79,805          1,283      3.22
Savings                                       23,908             233       1.95         24,959            242      1.94
Time                                          59,635           1,489       4.99         60,812          1,457      4.79
Borrowed funds                                 3,363             111       6.60             --             --
-------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits and
  borrowed funds                             201,022           3,490       3.47        198,355          3,142      3.17
Non-interest bearing deposits                 77,577                                    70,487
-------------------------------------------------------------------------------------------------------------------------
  Total deposits and borrowed funds          278,599                                   268,842
Other liabilities                                901                                     1,571
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                          279,500                                   270,413
Shareholders' equity                          34,604                                    36,264
-------------------------------------------------------------------------------------------------------------------------
  Total average liabilities and
  shareholders' equity                     $ 314,104                                 $ 306,677
=========================================================================================================================

Net interest income                                        $   8,389                                $   8,270
Interest income as a percentage
  of average earning assets                                                8.41%                                   8.26%
Interest expense as a percentage
  of average earning assets                                                2.47                                    2.28
-------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                        5.94%                                   5.98%
=========================================================================================================================

(1) Tax exempt income has been adjusted to a tax equivalent basis at the Bancorp's effective tax rate of 37%

(2) Non accrual loans are included in the average balance

The following table further analyzes the Bank's interest margin, and attributes increases in interest income and interest expense to changes in "volume" or changes in interest "rate".



                                           June 30, 2000 over June 30, 1999
(in thousands)                     Increase (decrease) in interest due to changes in
Interest earning assets                  Volume       Rate         Net
------------------------------------------------------------------------------------
Federal funds sold                       $(552)      $ 154       $(398)
Held to maturity securities                 (5)        (15)        (20)
Available for sale securities              (39)         63          24
Commercial loans                           919        (249)        670
Consumer loans                             205         (14)        191
------------------------------------------------------------------------------------
Total                                      528         (61)        467
------------------------------------------------------------------------------------
Interest bearing liabilities
------------------------------------------------------------------------------------
Interest bearing checking                  (12)          6          (6)
Money market                                71         149         220
Savings                                    (10)          1          (9)
Time deposits                              (29)         61          32
Borrowed funds                             111          --         111
------------------------------------------------------------------------------------
Total                                      131         217         348
------------------------------------------------------------------------------------
Net increase in net interest income        397        (278)        119
====================================================================================



Fee income: Fee income, or non-interest income, increased by $228,000, or 23% when comparing the first six months of 1999 and 2000. In May, the Bank updated its fee structure, which resulted in the more frequent assessment of account charges for certain products and services. Also contributing to the increase in fee income were ATM surcharge fees (beginning February 2000) and fees from the origination and sale of mortgage loans.

Cost of operations: Cost of operations, or non-interest expense, grew to $5.4 million year-to-date. Salaries and depreciation expense prompted the 7% increase, reflecting this year's investment in both people and technology.

The Bank's efficiency ratio, or non-interest expense as a percentage of total net interest income plus non-interest income, was 58.2% for the six months ended June 30, 2000 compared to 56.7% for the same period in 1999. Excluding the amortization of intangibles, such as goodwill (an approximate charge of $640,000 per year), the efficiency ratio improves to 54.1% and 52.3% for the periods ended June 30, 2000 and 1999, respectively.

CHANGES IN FINANCIAL CONDITION AS OF JUNE 30, 2000

Liquidity review: The Bank must maintain cash flows adequate to fund operations and meet commitments on a timely and cost effective basis.

Overall liquidity declined throughout the quarter as loan balances grew while deposits remained relatively unchanged. As a result, the Bank drew from its line of credit with the Federal Home Loan Bank ("FHLB") intermittently during the period. At the end of the second quarter, the Bank had $11 million in overnight borrowings. Management expects that the Bank will continue to borrower from the FHLB. However, the volume of such borrowings is dependent on deposit growth and on the Bank's ability to continue to grow its loan portfolio. Currently, the Bank has a $30 million line of credit with the FHLB of Seattle to be utilized as needed.

For the first six months of 2000, the Bank experienced net cash outflows (cash and federal funds) of nearly $1,000,000. The net impact of cash inflows and outflows included net loan growth of $17.5 million, funded by a combination of $11.0 million in debt (reflected in an increase in the FHLB line of credit), new deposits of $2.7 million and $2.9 million in cash from ongoing operations.

Capital management: As of June 30, 2000, shareholders' equity totaled $34.9 million, an increase of $1.3 million when compared to total shareholders' equity as of the end of the last fiscal year. The increase in shareholders' equity reflects earnings of $2.5 million offset by dividends of one million ($.12 per share), paid May 1, 2000.

The Bank is required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. At June 30, 2000, the Bank was required to have Tier 1 and Total Capital ratios of 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 10.9% and 12.1%, respectively.

Balance Sheet Analysis: The table below provides abbreviated balance sheets, which illustrate the material changes in financial condition between December 31, 1999 and June 30, 2000:

                                                    June 30,       December 31,
                                                      2000             1999          $ Change       % Change
------------------------------------------------------------------------------------------------------------
(in thousands)

ASSETS
Loans                                               $ 219,363       $ 201,736       $  17,627         8.74%
Allowance for loan losses and deferred fees            (3,838)         (3,735)           (103)        2.76%
Investments                                            73,192          74,799          (1,607)       (2.15%)
Federal funds sold                                         --           1,600          (1,600)     (100.00%)
Other assets                                           37,878          37,104             774         2.09%

    Total assets                                    $ 326,595       $ 311,504       $  15,091         4.84%
============================================================================================================

LIABILITIES AND EQUITY
Non interest bearing deposits                       $  81,632       $  74,804       $   6,828         9.13%
Interest bearing deposits                             197,445         201,562          (4,117)       (2.04%)
------------------------------------------------------------------------------------------------------------
    Total deposits                                    279,077         276,366           2,711         0.98%
------------------------------------------------------------------------------------------------------------
Other liabilities                                      12,592           1,529          11,063       723.54%
------------------------------------------------------------------------------------------------------------
    Total liabilities                                 291,669         277,895          13,774         4.96%

    Total shareholders' equity                         34,926          33,609           1,317         3.92%
------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity      $ 326,595       $ 311,504       $  15,091         4.84%
------------------------------------------------------------------------------------------------------------



Loans: The Bank offers a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and local residents. Outstanding loans totaled $219.4 million at June 30, 2000, representing a $17.6 million increase when compared to loans of $201.7 million as of December 31, 1999.

Commitments, principally real estate construction notes and commercial lines of credit, totaled $34.3 million at June 30, 2000, relatively unchanged when compared to commitments outstanding as of the end of the previous year.

Reflective of the Bank's underwriting standards, as well as local economic trends, 78% of the Bank's loan portfolio is secured by real estate. Of the $148 million in real estate mortgage loans outstanding as of June 30, 2000, approximately $104 million were made to commercial customers and were secured by the real estate occupied by the customers' businesses. An additional $20 million represented loans secured by multi-family (5 or more) residential property and the remaining $24 million was secured by single-family residential property. This is relatively unchanged from previous reporting periods.

The following table presents the composition of the Bank's loan portfolio at the date indicated:

                                            June 30, 2000                 December 31, 1999
                                       -------------------------       ------------------------
                                       Amount         Percentage       Amount        Percentage
-----------------------------------------------------------------------------------------------
(in thousands)

Commercial                            $  36,793         17.07%       $  23,940         12.09%
Real estate construction                 19,714          9.15%          29,034         14.66%
Real estate residential mortgage         44,267         20.54%          41,225         20.82%
Real estate commercial mortgage         103,688         48.11%          93,540         47.24%
Consumer and other                       14,901          6.91%          13,997          7.07%
-----------------------------------------------------------------------------------------------
                                        219,363        101.78%         201,736        101.89%

Allowance for loan losses                (3,494)        (1.62%)         (3,503)        (1.77%)
Deferred loan fees                         (344)        (0.16%)           (232)        (0.12%)
-----------------------------------------------------------------------------------------------
Net loans                             $ 215,525        100.00%       $ 198,001        100.00%
-----------------------------------------------------------------------------------------------



Loan Loss Reserve: The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non-performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to control credit losses by maintaining strong underwriting standards and by closely monitoring the borrower's financial condition. As of June 30, 2000, the Bank's allowance for loan losses was $3,494,000 or 1.62% of net loans, and is believed to be adequate to absorb potential credit losses that may arise in the normal course of business. As such, the Bank did not record a loan loss provision in the first or second quarter of 2000.

As of June 30, 2000, total non-performing assets as a percentage of total assets declined .09%, or $202,000.

Loan charge-offs were minimal in the first and second quarter of the year. After netting recoveries against charge-offs, net charge-offs were just over $9,000.

The following table presents information with respect to non-performing assets:


                                                                       June 30, 2000     December 31, 1999
----------------------------------------------------------------------------------------------------------
(in thousands)
Loans on nonaccrual status                                                $   202           $   551
Loans past due greater than 90 days but not on nonaccrual status               --                --
Other real estate owned                                                        --                --
----------------------------------------------------------------------------------------------------------
                    Total non-performing assets                           $   202           $   551
----------------------------------------------------------------------------------------------------------
Percentage of non-performing loans to total loans                            0.09%             0.27%
Percentage of non-performing assets to total assets                          0.06%             0.18%
----------------------------------------------------------------------------------------------------------


Investments: Investment securities are purchased to help manage liquidity and generate after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of June 30, 2000, the Bank's portfolio of investment securities totaled $73.2 million, virtually unchanged when compared to the December 31, 1999 balance of $74.8 million.

VRB follows financial accounting principles that require the identification of investment securities as held-to-maturity ("HTM") or available-for-sale ("AFS"). Securities designated as HTM are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate.

As of June 30, 2000, the Bank's investment portfolio that is currently AFS totaled $54.0 million, or approximately 74% of the total portfolio. Due to rising interest rates, the market value the Bank's AFS portfolio has dropped by approximately $2.6 million, before accruing for tax benefits. This represents an 4.5% percent decline in the aggregate market value of the Bank's available for sale investments. If long-term interest rates continue to rise, the value of the Bank's investment holdings will most likely continue to decline. This could hinder the Bank's ability to liquidate securities quickly without incurring a loss on the sale. Because future rate fluctuations are subject to great uncertainty, management continues to monitor the market value of the portfolio in relation to current liquidity needs on a regular basis.

The following table provides the book value of the Bank's investment portfolio as divided between HTM and AFS as of June 30, 2000 and December 31, 1999:


                                           June 30, 2000    December 31, 1999
--------------------------------------------------------------------------------
(in thousands)
Investments available-for-sale
    U.S. Treasury and agencies                 $53,873          $54,756
    Corporate and other investments                115              134
--------------------------------------------------------------------------------
                                               $53,988          $54,890
================================================================================
Investments held-to-maturity
    States and political subdivisions          $17,243          $18,010
================================================================================
FHLB stock                                     $ 1,961          $ 1,899
================================================================================



Deposits: Deposits are the Bank's principal source of funds available for lending and other investment opportunities. Deposit inflows and outflows are influenced by general interest rate changes, competition and local, regional and national economic conditions. Substantially all of the Bank's depositors are individuals or businesses located in southern Oregon.

Total deposits increased $2.7 million, or 1%, when comparing June 30, 2000 to the end of the prior fiscal year. Non-interest bearing deposits have increased to 29.3% of total deposits, up from 27.1% at year-end. High concentrations in non-interest bearing accounts provide inexpensive funding evidenced by the fact that the Bank's cost of funds has averaged 2.50% for the year, to date. However, non-interest bearing account balances are also prone to volatility and can fluctuate from day to day depending on the time of month and external events like tax deadlines.

The Bank's current deposit mix is further illustrated below:


                                                        PERCENT OF                              PERCENT OF
                                  JUNE 30                 TOTAL          DECEMBER 31               TOTAL
                                    2000                 DEPOSITS           1999                 DEPOSITS
                                  -------               ----------       -----------            ----------
(in thousands)
Demand                           $   81,632                29.3 %        $   74,805                27.1 %
Interest bearing demand             110,651                39.6             119,569                43.3
Savings                              23,098                 8.3              23,512                 8.5
Time deposits                        63,696                22.8              58,480                21.1
                                 ----------               -----          ----------               -----
                                 $  279,077               100.0 %        $  276,366               100.0 %
                                 ==========               =====          ==========               =====

PART I - FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, interest rate and credit risks are the most significant market risks that could have an adverse impact on the Bank's financial condition and results of operation. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk do not have a material effect on Bank operations at this time.

Interest rate risk: Interest rate risk is managed by monitoring the Bank's "gap" position, and the sensitivity of the Bank's net interest margins and capital position to changing interest rate environments. The Bank's gap is the difference between re-pricing assets and re-pricing liabilities over specific time periods. By matching the re-pricing characteristics of the Bank's assets and liabilities, the Bank can minimize the potential adverse impact of changing interest rates.

Periodically, the Bank will "rate shock" the balance sheet by simulating a 100 and 200 basis point change in interest rates. Rate shock simulates an instantaneous adjustment in market rates on a balance sheet level to determine the effect such changes would have on the Bank's income levels and capital position for the succeeding twelve months.

As of June 30, 2000, management's analysis indicated that the Bank's overall interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched re-pricing positions from that reported as of December 31, 1999.

Credit risk: Credit risk is principally controlled by prudent loan underwriting standards and adequate allowances for potential loan loss (See discussion under Item 2 - Management's discussion and analysis, Loans and Loan Loss Reserve).

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







Date: August 3, 2000                    /S/ William A. Haden
                                        ----------------------------------------
                                        William A. Haden
                                        President
                                        Chief Executive Officer




Date: August 3, 2000                    /S/ Felice Belfiore
                                        ----------------------------------------
                                        Felice Belfiore
                                        Senior Vice President
                                        Chief Financial Officer