Form 10-Q
period 2000-09-30
VRB BANCORP
filed 2000-11-14
CIK 944541

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                  ---------------------------------------------

                                     0-25932
                            ------------------------
                            (Commission File Number)

                                   VRB BANCORP
                                   -----------
             (Exact name of registrant as specified in its charter)


            OREGON                                         93-0892559
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)



110 Pine Street, Rogue River, Oregon                                  97537
----------------------------------------                        ----------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code               (541) 582-4554
                                                                ----------------


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) to the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   [X]      No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                        Outstanding at November 6, 2000
               -----                        -------------------------------

     Common stock, no par value                        8,319,580

                                   VRB BANCORP

                                    Form 10-Q

                               September 30, 2000

                                Table of contents
                            ------------------------

                                                                                                   Page
PART I             FINANCIAL INFORMATION                                                          Number
                                                                                                ----------
      Item 1.      Financial statements

                   Consolidated balance sheets
                   September 30, 2000 and December 31, 1999                                           3

                   Consolidated statements of income
                   For the three months ended September 30, 2000 and 1999                             4

                   Consolidated statements of income
                   For the nine months ended September 30, 2000 and 1999                              5

                   Consolidated statement of changes in shareholders' equity and comprehensive income
                   For the period December 31, 1998 through September 30, 2000                        6

                   Consolidated statements of cash flows
                   For the nine months ended September 30, 2000 and 1999                              7

                   Notes to consolidated financial statements                                       8-9

      Item 2.      Management's discussion and analysis of financial
                   condition and results of operations                                            10-17

      Item 3.      Quantitative and qualitative disclosures about market risk                        18

PART II            OTHER INFORMATION

      Item 1.      Legal proceedings                                                                 19

      Item 2.      Changes in securities                                                             19

      Item 3.      Defaults upon senior securities                                                   19

      Item 4.      Submission of matters to a vote of security holders                               19

      Item 5.      Other information                                                                 19

      Item 6.      Exhibits, independent accountant's review report, and reports on Form 8-K      19-20

SIGNATURES                                                                                           21

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                   VRB BANCORP
                           CONSOLIDATED BALANCE SHEETS



                                                                        September 30,       December 31,
                                                                            2000                1999
---------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)          (Audited)
ASSETS
     Cash and due from banks                                            $  17,772,137       $  17,086,676
     Interest bearing deposits with other banks                             9,900,000           1,600,000
     Federal funds sold                                                     2,500,000                --
---------------------------------------------------------------------------------------------------------
                     Total cash and cash equivalents                       30,172,137          18,686,676

     Investments
         U.S. Treasury and agencies                                        54,662,559          54,755,835
         States and political subdivisions                                 17,059,136          18,010,109
         Corporate and other investments                                      106,161             134,146
     Federal Home Loan Bank stock                                           1,992,500           1,898,800

     Loans held for sale                                                      794,188           1,182,951
     Loans, net of allowance for loan losses and unearned income          222,904,374         196,818,024

     Premises and equipment, net                                            8,097,217           7,797,420
     Goodwill                                                               8,263,783           8,798,661
     Accrued interest and other assets                                      3,726,295           3,421,075
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $ 347,778,350       $ 311,503,697
=========================================================================================================

LIABILITIES
     Deposits
         Demand deposits                                                $  84,760,500       $  74,804,533
         Interest bearing demand deposits                                 121,567,225         119,569,318
         Savings deposits                                                  22,909,317          23,512,119
         Time deposits                                                     80,500,571          58,479,936
---------------------------------------------------------------------------------------------------------
                     Total deposits                                       309,737,613         276,365,906

     Accrued interest and other liabilities                                 2,455,578           1,528,447
---------------------------------------------------------------------------------------------------------
                     Total liabilities                                    312,193,191         277,894,353

SHAREHOLDERS' EQUITY
     Preferred stock, voting, $5 par value; 5,000,000 shares
         authorized and unissued
     Preferred stock, nonvoting, $5 par value; 5,000,000 shares authorized and unissued
     Common stock, no par value, 30,000,000 shares authorized
         with 8,309,433 and 8,303,596, issued and outstanding
         at September 30, 2000 and December 31, 1999, respectively         18,747,003          18,699,060
     Retained earnings                                                     17,991,587          16,428,287
     Accumulated other comprehensive income, net of taxes                  (1,153,431)         (1,518,003)
---------------------------------------------------------------------------------------------------------
                     Total shareholders' equity                            35,585,159          33,609,344
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 347,778,350       $ 311,503,697
=========================================================================================================

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME


For the three months ended September 30,                                      2000            1999
-----------------------------------------------------------------------------------------------------
                                                                          (Unaudited)      (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                           $5,073,303      $4,342,326
      Interest on investment securities:
         U.S. Treasury and agencies                                           838,809         848,251
         States and political subdivisions                                    222,782         234,343
         Corporate and other investments                                       33,925          35,448
      Interest on deposits with other banks                                    72,891          89,219
      Federal funds sold                                                       13,574         201,918
-----------------------------------------------------------------------------------------------------

                  Total interest income                                     6,255,284       5,751,505

INTEREST EXPENSE
      Interest bearing demand deposits                                        909,279         817,437
      Savings deposits                                                        116,819         123,696
      Time deposits                                                           986,427         678,677
      Borrowed Funds                                                           42,202              --
-----------------------------------------------------------------------------------------------------
                  Total interest expense                                    2,054,727       1,619,810
-----------------------------------------------------------------------------------------------------

                  Net interest income                                       4,200,557       4,131,695
-----------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES                                                        --              --
-----------------------------------------------------------------------------------------------------

                  Net interest income after provision for loan losses       4,200,557       4,131,695

NONINTEREST INCOME
      Service charges on deposit accounts                                     390,251         327,892
      Other operating income                                                  251,703         183,681
-----------------------------------------------------------------------------------------------------

                  Total noninterest income                                    641,954         511,573

NONINTEREST EXPENSES
      Salaries and benefits                                                 1,582,748       1,605,512
      Net occupancy                                                           380,212         343,323
      Communications                                                          107,165         109,130
      Data processing                                                          56,778          83,131
      FDIC insurance premium                                                   13,728           7,373
      Supplies                                                                 67,287          66,645
      Professional fees                                                        31,580          63,903
      Advertising                                                              88,986          95,631
      Merger related expenses                                                 217,786              --
      Amortization of goodwill                                                187,878         188,002
      Other expenses                                                          185,852         135,045
-----------------------------------------------------------------------------------------------------
                  Total noninterest expenses                                2,920,000       2,697,695

INCOME BEFORE INCOME TAXES                                                  1,922,511       1,945,573
PROVISION FOR INCOME TAXES                                                    824,525         738,000
-----------------------------------------------------------------------------------------------------
NET INCOME                                                                 $1,097,986      $1,207,573
=====================================================================================================

BASIC EARNINGS PER SHARE                                                   $     0.13      $     0.14
=====================================================================================================
FULLY DILUTED EARNINGS PER SHARE                                           $     0.13      $     0.14
=====================================================================================================

                                   VRB BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

For the nine months ended September 30,                                        2000             1999
-------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)      (Unaudited)
INTEREST INCOME
      Interest and fees on loans                                           $14,459,991      $12,868,231
      Interest on investment securities:
         U.S. Treasury and agencies                                          2,513,693        2,494,418
         States and political subdivisions                                     682,828          696,139
         Corporate and other investments                                        99,710          106,628
      Interest on deposits with other banks                                     96,411          190,087
      Federal funds sold                                                        15,470          525,376
-------------------------------------------------------------------------------------------------------

                  Total interest income                                     17,868,103       16,880,879

INTEREST EXPENSE
      Interest bearing demand deposits                                       2,565,866        2,260,614
      Savings deposits                                                         350,765          365,940
      Time deposits                                                          2,475,632        2,135,765
      Borrowed funds                                                           153,253             --
-------------------------------------------------------------------------------------------------------
                  Total interest expense                                     5,545,516        4,762,319
-------------------------------------------------------------------------------------------------------
                  Net interest income                                       12,322,587       12,118,560
-------------------------------------------------------------------------------------------------------

PROVISION FOR LOAN LOSSES                                                         --               --
-------------------------------------------------------------------------------------------------------
                  Net interest income after provision for loan losses       12,322,587       12,118,560

NON INTEREST INCOME
      Service charges on deposit accounts                                    1,097,230          958,448
      Other operating income                                                   760,791          541,389
-------------------------------------------------------------------------------------------------------
                  Total non interest income                                  1,858,021        1,499,837

NON INTEREST EXPENSES
      Salaries and benefits                                                  4,775,768        4,682,709
      Net occupancy                                                          1,114,644          924,943
      Communications                                                           341,388          333,533
      Data processing                                                          187,315          254,345
      FDIC insurance premium                                                    41,545           22,956
      Supplies                                                                 187,244          191,676
      Professional fees                                                        118,859          152,364
      Advertising                                                              250,686          282,356
      Merger related expenses                                                  217,786             --
      Amortization of goodwill                                                 563,634          565,038
      Other expenses                                                           558,024          374,061
-------------------------------------------------------------------------------------------------------
                  Total non interest expenses                                8,356,893        7,783,981

INCOME BEFORE INCOME TAXES                                                   5,823,715        5,834,416
PROVISION FOR INCOME TAXES                                                   2,267,525        2,198,250
-------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $ 3,556,190      $ 3,636,166
=======================================================================================================
BASIC EARNINGS PER SHARE                                                   $      0.43      $      0.42
=======================================================================================================
FULLY DILUTED EARNINGS PER SHARE                                           $      0.43      $      0.42
=======================================================================================================

                                   VRB BANCORP
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME



                                                                                                        ACCUMULATED
                                                                                         COMPREHENSIVE     OTHER          TOTAL
                                                    COMMON STOCK            RETAINED     INCOME, NET    COMPREHENSIVE  SHAREHOLDERS'
                                               SHARES         AMOUNT        EARNINGS        OF TAX         INCOME         EQUITY
                                            ------------   ------------   ------------   -------------  -------------  -------------
 BALANCE, December 31, 1998
     (audited)                                 8,694,286   $ 21,583,869   $ 13,590,957                  $     60,629   $ 35,235,455

Net income                                          --             --        4,888,383   $  4,888,383           --        4,888,383

Other comprehensive income, net of tax
    Unrealized losses on securities arising
    during the period                               --             --             --       (1,578,632)    (1,578,632)    (1,578,632)
                                                                                         ------------
Comprehensive income                                                                     $  3,309,751
                                                                                         ============

 Common stock options exercised                   36,179        219,126           --                            --          219,126

 Cash dividend  ($.12 per share,
     paid May 21 and October 15, 1999)              --             --       (2,051,053)                         --       (2,051,053)

 Common stock repurchased                       (426,869)    (3,103,935)          --                            --       (3,103,935)
                                            ------------   ------------   ------------                  ------------   ------------
 BALANCE, December 31, 1999
     (audited)                                 8,303,596     18,699,060     16,428,287                    (1,518,003)    33,609,344

Net income                                          --             --        3,556,190      3,556,190           --        3,556,190

Other comprehensive income, net of tax
    Unrealized gains on securities arising
    during the period                               --             --             --          364,572        364,572        364,572
                                                                                         ------------
Comprehensive income                                                                     $  3,920,762
                                                                                         ============

 Common stock options exercised                   13,837         97,197           --                            --           97,197

 Cash dividend ($.12 per share, declared
       March 30, and September 25, 2000)              --             --    (1,992,890)                          --       (1,992,890)

 Common stock repurchased                         (8,000)       (49,254)          --                            --          (49,254)
                                            ------------   ------------   ------------                  ------------   ------------
 BALANCE, September 30, 2000
     (unaudited)                               8,309,433   $ 18,747,003   $ 17,991,587                  $ (1,153,431)  $ 35,585,159
                                            ============   ============   ============                  ============   ============

                                   VRB BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


For the nine months ended September 30                                     2000               1999
------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                                       $  3,556,190       $  3,636,166
      Adjustments to reconcile net income to net cash
                  provided by operating activities:
         Depreciation and amortization                                    1,160,665            802,639
         FHLB of Seattle stock dividend                                     (93,700)           (99,580)

      Changes in cash due to changes in assets and liabilities
         Accrued interest receivable and other assets                      (370,917)           (93,398)
         Accrued interest payable and other liabilities                     (70,001)          (400,481)
------------------------------------------------------------------------------------------------------

                  Net cash provided by operating activities               4,182,237          3,845,346

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from the maturity of available-for-sale securities           527,043         10,541,579
      Proceeds from the maturity of held-to-maturity securities             955,000            575,000
      Purchases of available-for-sale securities                               --          (10,500,000)
      Purchases of held-to-maturity securities                                 --           (1,125,587)
      Net increase in loans                                             (25,913,881)        (9,423,417)
      Purchases of premises and equipment                                  (688,830)        (1,467,319)
------------------------------------------------------------------------------------------------------

                  Net cash used in investing activities                 (25,120,668)       (11,399,744)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in deposits                                               33,371,707          6,293,905
      Proceeds from the exercise of common stock options                     97,197            131,619
      Net cash used to repurchase common stock                              (49,254)        (2,413,716)
      Cash dividend                                                        (995,758)        (1,046,126)
------------------------------------------------------------------------------------------------------

                  Net cash provided by  financing activities             32,423,892          2,965,682

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     11,485,461         (4,588,716)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           18,686,676         40,613,570
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 30,172,137       $ 36,024,854
======================================================================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
      Cash paid for interest                                           $  5,462,509       $  4,843,138
      Cash paid for taxes                                              $  2,005,000       $  2,206,100

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      Changes in unrealized gain (loss) on available-for-sale
         securities, net of tax                                        $    364,572       $ (1,106,087)

                           VRB BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization

The accompanying financial statements reflect the operations of VRB Bancorp and its wholly owned subsidiary, Valley of the Rogue Bank.

NOTE 2 - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and in compliance with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Adjustments to the interim financial statements are of a normal recurring nature and include all adjustments that, in the opinion of management, are necessary to the fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Bank's 1999 Annual Report to Shareholders. The operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2000, or any other future interim period.


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

The following table illustrates the computations of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands except per share amounts):

                                                     Income        Shares      Per Share
                                                   (Numerator)  (Denominator)    Amount
                                                   -----------  -------------  ---------
For the three months ended September 30, 1999
Basic earnings per share -
  Income available to common shareholders            $1,208         8,581        $ 0.14
Effect of dilutive securities
  Outstanding common stock options                     --              47
                                                     ------        ------
Income available to common shareholders
  plus assumed conversions                           $1,208         8,628        $ 0.14
                                                     ======        ======        ======

For the three months ended September 30, 2000

Basic earnings per share -
  Income available to common shareholders            $1,098         8,306        $ 0.13
Effect of dilutive securities
  Outstanding common stock options                     --              13
                                                     ------        ------
Income available to common shareholders
  plus assumed conversions                           $1,098         8,319        $ 0.13
                                                     ======        ======        ======

For the nine months ended September 30, 1999

Basic earnings per share -
  Income available to common shareholders            $3,636         8,652        $ 0.42
Effect of dilutive securities
  Outstanding common stock options                     --              45
                                                     ------        ------
Income available to common shareholders
  plus assumed conversions                           $3,636         8,697        $ 0.42
                                                     ======        ======        ======

For the nine months ended September 30, 2000

Basic earnings per share -
  Income available to common shareholders             3,556         8,301        $ 0.43
Effect of dilutive securities
  Outstanding common stock options                     --              13
                                                     ------        ------
Income available to common shareholders
  plus assumed conversions                           $3,556         8,314        $ 0.43
                                                     ======        ======        ======

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

INDUSTRY TRENDS AND COMPANY ANNOUNCEMENTS

Merger of Equals with Umpqua Holdings Corporation: On August 14, 2000, VRB announced its plans to merge with Umpqua Holdings Corporation and to merge its subsidiary, Valley of the Rogue Bank, with Umpqua's subsidiary, South Umpqua Bank. The terms of the merger are fully described in the Joint Proxy Statement mailed to shareholders on Friday, October 27, 2000 and concurrently filed with the SEC under form 14A. The merger remains subject to final regulatory and shareholder approval.

If approved, the merger will be accounted for under a "pooling of interest", in which VRB common stock is exchanged for Umpqua stock and the balance sheets of the two companies are combined. Total assets of the combined company will approximate $740 million, with branches in 27 locations, all along the I-5 corridor in Oregon.

In conjunction with the merger negotiations, the Company has recognized legal and professional fees totaling $218,000, or $.03 per share. Financial analysis discussed in Management Discussion and Analysis, below, will exclude these costs when noted.

Branch closures:

Effective August 15, 2000, the Bank closed one of its four branches in Medford, Oregon. The closure comes as a result of the Company's plan to streamline its branch network and reduce operating overhead. Due in part to the number of VRB branch locations in the Medford area, the Bank has not experienced any negative ramifications from the closure.

MATERIAL CHANGES IN THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Earnings: Prior to one-time merger-related expenses, the Company earned $1,316,000 in the third quarter, up $108,000, or 9% when compared to 1999's third quarter earnings of $1,208,000. On a per share basis, earnings before merger-related expenses increased by 14%, totaling $0.16 for the quarter ended September 30, 2000 compared with $0.14 for the same period in 1999. Including merger-related expenses, the Company earned $1,098,000, or $.13 per share.

Net interest income: Net interest income (interest income less interest expense) increased from $4,131,000 to $4,201,000 when comparing the three months ended September 30, 2000 and 1999. The increase was the result of the following:

    - Quarter over quarter, average earning assets grew by $16 million, fueled by strong loan growth. As a result, interest income grew by 8%.

    - Total deposits grew by $29 million, or 10% when comparing the two quarters. The growth comes as a result of the Bank's aggressive time certificates of deposit (CD's) promotions, targeting customers with existing checking accounts with VRB. The CD growth improved the Bank's liquidity and provided some additional stability to the Bank's deposit base.


MATERIAL CHANGES IN THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Earnings: Earnings reached $3,774,000 prior to merger related expenses, up 9% on per share earnings of $0.46 per share. These results compare favorably to earnings of $3,636,000, or $0.42 per share in 1999. Including merger costs, earnings in 2000 totaled $3,556,000.

Net interest income: Interest income on loans and investments increased on a tax equivalent basis by $979,000 when comparing the nine months ended September 30, 2000 to the same period in the prior year. Average outstanding loans grew by $28.4 million, or 15%, and contributed substantially to the higher income levels.

Gains in interest income were partially offset by increases in the Bank's interest expense, in part due to growth in interest bearing deposit balances. In addition, deposit rates increased throughout the first nine months of 2000, reflecting local competitive pressures. As a result, the Bank paid an additional $783,000 on interest bearing deposit accounts and overnight funds.

The above discussion is supported in the following analysis of the Bank's interest margin (on a tax equivalent basis) for the nine months ended September 30, 2000 and 1999:



Nine Months Ended September 30,                                           2000                                    1999
(in thousands)                                          Avg Balance     Interest      Rate      Avg Balance     Interest       Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest earning assets
-----------------------------------------------------------------------------------------------------------------------------------
Federal funds sold                                       $   2,316      $     111      6.39%     $  19,544      $     715      4.88%
Held-to-maturity securities (1)                             17,630          1,012      7.65         18,002          1,035      7.67
Available-for-sale securities                               56,352          2,614      6.18         57,661          2,601      6.01
Commercial loans (2)                                       170,829         11,515      8.99        147,811         10,271      9.26
Consumer loans (2)                                          41,407          2,945      9.48         36,068          2,597      9.60
-----------------------------------------------------------------------------------------------------------------------------------
  Total earning assets                                     288,534         18,197      8.41        279,086         17,219      8.23

Non-earning assets                                          36,163                                  35,279
Less: loan loss reserve                                     (3,801)                                 (3,850)
-----------------------------------------------------------------------------------------------------------------------------------
  Total average assets                                   $ 320,896                               $ 310,515
===================================================================================================================================

Interest bearing liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Interest bearing checking                                $  30,259      $     229      1.01%     $  32,830      $     240      0.97%
Money market                                                84,934          2,337      3.67         82,769          2,021      3.26
Savings                                                     23,810            351      1.97         24,945            366      1.96
Time                                                        63,099          2,475      5.23         59,638          2,135      4.77
Borrowed funds                                               3,091            153      6.60           --             --
-----------------------------------------------------------------------------------------------------------------------------------
  Total interest bearing deposits and borrowed funds       205,193          5,545      3.60        200,182          4,762      3.17
Non-interest bearing deposits                               79,501                                  72,658
-----------------------------------------------------------------------------------------------------------------------------------
  Total deposits and borrowed funds                        284,694                                 272,840
Other liabilities                                            1,584                                   2,510
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                        286,278                                 275,350
Shareholders' equity                                        34,618                                  35,165
-----------------------------------------------------------------------------------------------------------------------------------
  Total average liabilities and shareholders' equity     $ 320,896                               $ 310,515
===================================================================================================================================

Net interest income                                                     $  12,652                               $  12,457
Interest income as a percentage
  of average earning assets                                                            8.41%                                   8.23%
Interest expense as a percentage
  of average earning assets                                                            2.56                                    2.28
-----------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                                                    5.85%                                   5.95%
===================================================================================================================================

(1) Tax exempt income has been adjusted to a tax equivalent basis at the Bancorp's effective tax rate of 37%

(2)  Non accrual loans are included in the average balance

The following table further analyzes the Bank's interest margin, and attributes increases in interest income and interest expense to changes in "volume" or changes in interest "rate".

                                                           September 30, 2000 over
                                                             September 30, 1999
                                                           Increase (decrease) in
(in thousands)                                           interest due to changes in
Interest earning assets                              Volume          Rate           Net
------------------------------------------------------------------------------------------
Federal funds sold                                  $   (826)      $    222       $   (604)
Held to maturity securities                              (21)            (2)           (23)
Available for sale securities                            (61)            74             13
Commercial loans                                       1,552           (308)         1,244
Consumer loans                                           380            (32)           348
------------------------------------------------------------------------------------------
Total                                               $  1,024       $    (46)      $    978
------------------------------------------------------------------------------------------

Interest bearing liabilities
------------------------------------------------------------------------------------------
Interest bearing checking                           $    (19)      $      8       $    (11)
Money market                                              60            256            316
Savings                                                  (17)             2            (15)
Time deposits                                            136            204            340
Borrowed funds                                           153           --              153
------------------------------------------------------------------------------------------
Total                                               $    312       $    471       $    783
------------------------------------------------------------------------------------------

Net increase (decrease) in net interest income      $    711       $   (516)      $    195
==========================================================================================

Fee income: Fee income, or non-interest income, increased by $358,000, or 24% when comparing the first nine months of 1999 and 2000. In May, the Bank updated its fee structure, which resulted in the more frequent assessment of account charges for certain products and services. Also contributing to the increase in fee income were ATM surcharge fees (beginning February 2000) and fees from the origination and sale of mortgage loans.

Cost of operations: Cost of operations (prior to merger related expenses) grew to $8.1 million year-to-date. Salaries and depreciation expense prompted the 4.5% increase, reflecting this year's investment in both people and technology.

The Bank's efficiency ratio, or non-interest expense as a percentage of total net interest income plus non-interest income, was 58.9% for the nine months ended September 30, 2000 compared to 57.2% for the same period in 1999. Excluding the amortization of intangibles, such as goodwill (an approximate charge of $640,000 per year), and merger related expenses, the efficiency ratio improves to 53.4% and 53.0% for the periods ended September 30, 2000 and 1999, respectively.

CHANGES IN FINANCIAL CONDITION AS OF SEPTEMBER 30, 2000

Liquidity review: The Bank must maintain cash flows adequate to fund operations and meet commitments on a timely and cost effective basis.

By the end of the quarter, overall had liquidity had improved as a result of stronger than expected deposit growth. Although the Bank did borrow intermittently from its line of credit with the Federal Home Loan Bank ("FHLB") early in the quarter, all debt had been repaid by September 30, 2000. Management expects that the Bank will continue to borrower from the FHLB on an occasional basis. However, the volume of such borrowings is dependent on deposit growth and on the Bank's ability to continue to grow its loan portfolio. Currently, the Bank has a $30 million line of credit with the FHLB of Seattle to be utilized as needed.

For the first nine months of 2000, the Bank experienced net cash inflows (cash and federal funds) of just over $11 million. Cash outflows included loan growth of $25.9 million, funded by cash inflows that included a combination of new deposit growth of $33.4 million and $4.2 million in cash from ongoing operations.

Capital management: As of September 30, 2000, shareholders' equity totaled $35.6 million, an increase of $2.0 million when compared to total shareholders' equity as of the end of the last fiscal year. The increase in shareholders' equity reflects earnings of $3.6 million offset by dividends of $2.0 million, or $.12 per share, declared March 30, 2000 and September 25, 2000.

The Bank is required to maintain minimum amounts of capital to "risk-weighted" assets, as defined by banking regulators. At September 30, 2000, the Bank was required to have Tier 1 and Total Capital ratios of at least 4.0% and 8.0%, respectively. The Bank's actual ratios at that date were 10.86% and 12.11%, respectively.

Balance Sheet Analysis: The table below provides abbreviated balance sheets, which illustrate the material changes in financial condition between September 30, 2000 and December 31, 1999:

                                                    September 30,    December 31,
                                                         2000           1999          $ Change        % Change
--------------------------------------------------------------------------------------------------------------
(in thousands)
ASSETS
Loans                                                 $ 227,643       $ 201,736       $  25,907          12.84%
Allowance for loan losses and deferred fees              (3,945)         (3,735)           (210)          5.62%
Investments                                              73,821          74,799            (978)         (1.31%)
Federal funds sold                                       12,400           1,600          10,800         675.00%
Other assets                                             37,859          37,104             755           2.03%
--------------------------------------------------------------------------------------------------------------
      Total assets                                    $ 347,778       $ 311,504       $  36,274          11.64%
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Non-interest bearing deposits                         $  84,761       $  74,804       $   9,957          13.31%
Interest bearing deposits                               224,977         201,562          23,415          11.62%
--------------------------------------------------------------------------------------------------------------

      Total deposits                                    309,738         276,366          33,372          12.08%
--------------------------------------------------------------------------------------------------------------

Other liabilities                                         2,455           1,529             926          60.56%
--------------------------------------------------------------------------------------------------------------
      Total liabilities                                 312,193         277,895          34,298          12.34%

      Total shareholders' equity                         35,585          33,609           1,976           5.88%
--------------------------------------------------------------------------------------------------------------

      Total liabilities and shareholders' equity      $ 347,778       $ 311,504       $  36,274          11.64%
--------------------------------------------------------------------------------------------------------------

Loans: The Bank offers a broad range of commercial and consumer lending products. Credit is extended principally to small and medium sized businesses, and local residents. Outstanding loans totaled $227.6 million at September 30, 2000, representing a $25.9 million increase when compared to loans of $201.7 million as of December 31, 1999.

Commitments, principally real estate construction notes and commercial lines of credit, totaled $45.3 million at September 30, 2000, approximately $12 million higher when compared to commitments outstanding as of the end of the previous year. The growth reflects available credit under approved commercial construction loans, primarily in participation with other financial institutions.

Reflective of the Bank's underwriting standards, as well as local economic trends, 77% of the Bank's loan portfolio is secured by real estate. Of the $152.5 million in real estate mortgage loans outstanding as of September 30, 2000, approximately $108.9 million were made to commercial customers, secured by commercial real estate. An additional $19.6 million represented loans secured by multi-family (5 or more) residential property and the remaining $24.0 million was secured by single-family residential property. This is relatively unchanged from previous reporting periods.

The following table presents the composition of the Bank's loan portfolio, including loans held for sale, at the date indicated:

                                              September 30, 2000                    December 31, 1999
                                         Amount            Percentage          Amount            Percentage
-----------------------------------------------------------------------------------------------------------
(in thousands)
Commercial                              $  38,418              17.17%         $  23,940              12.09%
Real estate construction                   22,028               9.85%            29,034              14.66%
Real estate residential mortgage           23,936              10.70%            41,225              20.82%
Real estate commercial mortgage           128,533              57.46%            93,540              47.24%
Consumer and other                         14,728               6.58%            13,997               7.07%
----------------------------------------------------------------------------------------------------------
                                          227,643             101.76%           201,736             101.89%

Allowance for loan losses                  (3,498)             (1.56%)           (3,504)             (1.77%)
Deferred loan fees                           (447)             (0.20%)             (232)             (0.12%)
----------------------------------------------------------------------------------------------------------
Net loans                               $ 223,698             100.00%         $ 198,000             100.00%
----------------------------------------------------------------------------------------------------------

Loan Loss Reserve: The reserve for loan losses represents management's estimate of the Bank's exposure to credit loss when evaluating the asset quality of the loan portfolio. The reserve is based primarily on management's evaluation of the overall risk characteristics of the Bank's loan portfolio, which is influenced by non-performing loans, value of collateral, general and local economic conditions and historical loan loss experience. Management seeks to control credit losses by maintaining strong underwriting standards and by closely monitoring the borrower's financial condition. As of September 30, 2000, the Bank's allowance for loan losses was $3,498,000 or 1.56% of net loans, and is believed to be adequate to absorb potential credit losses that may arise in the normal course of business. As such, the Bank did not record a loan loss provision in the first, second or third quarter of 2000.

Loan charge-offs were minimal in the first three quarters of the year. After netting recoveries against charge-offs, net charge-offs were just over $6,000.

The following table presents information with respect to non-performing assets:

                                                                       September 30,    December 31,
                                                                           2000             1999
----------------------------------------------------------------------------------------------------
(in thousands)
Loans on non-accrual status                                              $    157         $    551
Loans past due greater than 90 days but not on non-accrual status            --               --
Other real estate owned                                                      --               --
--------------------------------------------------------------------------------------------------

                     Total non-performing assets                         $    157         $    551
--------------------------------------------------------------------------------------------------


Percentage of non-performing loans to total loans                            0.07%            0.27%
Percentage of non-performing assets to total assets                          0.05%            0.18%
--------------------------------------------------------------------------------------------------

Investments: Investment securities are purchased to help manage liquidity and generate after tax profits consistent with the risk guidelines established by management and the Board of Directors. As of September 30, 2000, the Bank's portfolio of investment securities totaled $71.8 million, virtually unchanged when compared to the December 31, 1999 balance of $72.9 million.

VRB follows financial accounting principles that require the identification of investment securities as held-to-maturity ("HTM") or available-for-sale ("AFS"). Securities designated as HTM are those that VRB has the intent and ability to hold until they mature or are called, rather than those that management may sell if liquidity requirements dictate.

As of September 30, 2000, $54.8 million of the Bank's investment portfolio was classified as AFS, representing approximately 76% of the total portfolio. Due to rising interest rates, the market value the Bank's AFS portfolio has dropped by approximately $1.8 million, before accruing for tax benefits. This represents a 3.2% percent decline in the aggregate market value of the Bank's available-for-sale investments. If long-term interest rates continue to rise, the value of the Bank's investment holdings will most likely continue to decline. This could hinder the Bank's ability to liquidate securities quickly without incurring a loss on the sale. Because future rate fluctuations are subject to great uncertainty, management continues to monitor the market value of the portfolio in relation to current liquidity needs on a regular basis.

The following table provides the book value of the Bank's investment portfolio as divided between HTM and AFS as of September 30, 2000 and December 31, 1999:

                                             September 30,   December 31,
                                                 2000            1999
-------------------------------------------------------------------------
(in thousands)
Investments available-for-sale
      U.S. Treasury and agencies               $ 54,662        $ 54,756
      Corporate and other investments               106             134
-----------------------------------------------------------------------
                                               $ 54,768        $ 54,890
=======================================================================

Investments held-to-maturity
      States and political subdivisions        $ 17,059        $ 18,010
=======================================================================

FHLB stock                                     $  1,993        $  1,899
=======================================================================

Deposits: Deposits are the Bank's principal source of funds available for lending and other investment opportunities. Deposit inflows and outflows are influenced by general interest rate changes, competition and local, regional and national economic conditions. Substantially all of the Bank's depositors are individuals or businesses located in southern Oregon.

Total deposits increased $33.3 million, or 12%, when comparing September 30, 2000 to the end of the prior fiscal year. Non-interest bearing deposits remained at approximately 27% of total deposits, on growth of $10 million. The Company's high concentrations in non-interest bearing accounts provide inexpensive funding evidenced by the fact that the Bank's cost of deposits has averaged 2.55% for the year to date. However, non-interest bearing account balances are also prone to volatility and can fluctuate from day to day depending on the time of month and external events like tax deadlines.

The Bank's current deposit mix is further illustrated below:

                                               PERCENT OF                        PERCENT OF
                             September 30        TOTAL          December 31        TOTAL
                                 2000           DEPOSITS           1999           DEPOSITS
                             ------------      ----------       -----------      ----------
(in thousands)
Demand                         $ 84,761             27.4%        $ 74,805             27.1%
Interest bearing demand         121,567             39.2          119,569             43.3
Savings                          22,909              7.4           23,512              8.5
Time deposits                    80,501             26.0           58,480             21.2
                               --------         --------         --------         --------
                               $309,738            100.0%        $276,366            100.0%
                               ========         ========         ========         ========

PART I - FINANCIAL INFORMATION

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, interest rate risk and credit risk are the most significant market risks that could have an adverse impact on the Bank's financial condition and results of operation. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk do not have a material effect on Bank operations at this time.

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

As of September 30, 2000, management's analysis indicated that the Bank's overall interest rate risk was within acceptable guidelines and that there are no material changes in the Bank's exposure to mismatched re-pricing positions from that reported in the Joint Proxy Statement dated October 17, 2000 for the period ended June 30, 2000.

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

ITEM 2.  Changes in Securities:  None

ITEM 3.  Defaults Upon Senior Securities:  None

ITEM 4. Submission of Matters to a Vote of Security Holders: On October 27, 2000, the registrant gave notice that a special meeting of shareholders will be held on November 29, 2000 for purposes of voting on a proposed merger with Umpqua Holding Corp, further discussed under Item 6b.

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

10.6    Employment Agreement dated February 27, 1997 by and among Valley of the
        Rogue Bank, VRB Bancorp and Felice Belfiore**

10.7    Employment Agreement dated May 1, 1996 by and between Valley of the
        Rogue Bank and Brad Copeland**

15.0    Independent Accountant's Review Report

27.0    Financial Data Schedule


ITEM 6b. Reports on form 8-K: On August 14, 2000 the registrant and its wholly owned subsidiary, Valley of the Rogue Bank, an Oregon chartered bank, entered into an Agreement and Plan of Reorganization with Umpqua Holdings Corporation, an Oregon financial holding company, and its wholly owned subsidiary, South Umpqua Bank, an Oregon chartered bank, pursuant to which the registrant will, contingent upon certain conditions, merge with and into Umpqua Holdings Corporation, with Umpqua Holdings Corporation to be the surviving entity. The merger is further described in VRB's Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on October 27, 2000 and mailed to shareholders on that date. The merger is subject to final regulatory and shareholder approval.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 13, 2000                    /S/ WILLIAM A. HADEN
                                             -----------------------------------
                                             William A. Haden
                                             President
                                             Chief Executive Officer




Date:    November 13, 2000                     /S/ FELICE BELFIORE
                                             -----------------------------------
                                             Felice Belfiore
                                             Senior Vice President
                                             Chief Financial Officer